Form 10-Q
period 2025-03-31
Septerna, Inc.
filed 2025-05-15
CIK 1984086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 7, 2025, the registrant had 44,558,338 shares of common stock, $0.001 par value per share, outstanding.

1

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

From time to time, we may use our website as well as social media, including our X (formerly known as Twitter) account at Septerna_Inc and our LinkedIn account at https://www.linkedin.com/company/septernainc/ to distribute material information about us and for complying with our disclosure obligations under Regulation FD. Our financial and other material information is routinely posted to and accessible on the Investors section of our website, available at www.Septerna.com. Investors are encouraged to review the Investors section of our website because we may post material information on that site that is not otherwise disseminated by us. Information that is contained in and can be accessed through our website or our social media are not incorporated into, and does not form a part of, this Quarterly Report.

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
•
the partnership with Novo Nordisk A/S (“Novo”) and the intended and potential benefits thereof, including the receipt of expected upfront payment upon the effectiveness of the collaboration agreement, as well as potential milestone and royalty payments from commercial product sales, along with tiered royalties based on global net sales, if any;
•
Novo's ability to develop and commercialize potential oral small molecule therapies for metabolic-related diseases and the potential of G protein-coupled receptors, including the GLP-1, GIP, and glucagon receptors, to address the unmet medical need for treating obesity, type 2 diabetes and other related conditions;
•
our ability to maintain existing collaborations and strategic partnerships, to identify and enter into future license agreements and collaborations, and to realize the intended and potential benefits of such agreements and collaborations;
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

ii

•
our need for and ability to attract and retain key scientific, management and other personnel and to identify, hire, and retain additional qualified professionals;
•
our expectations regarding the period during which we will remain an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”);
•
the period over which we expect our existing cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements;
•
our anticipated use of our existing resources;
•
our financial performance and estimates of our future expenses, capital requirements, and our needs for additional financing;
•
the impact of macroeconomic and geopolitical developments on our business, including rising inflation and capital market disruptions, changes in U.S. governmental agencies, new or increased international tariffs and retaliatory tariffs, trade protection measures, economic sanctions and economic slowdowns or recessions that may result from such developments which could harm our research and development efforts as well as the value of our common stock and our ability to access capital markets; and
•
other risks and uncertainties, including those listed under the section titled “Risk Factors” in Part II, Item 1A.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

SEPTERNA, INC.

Condensed Balance Sheets

(In thousands, except for share and per share data)

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$210,045	$238,196
Marketable securities	125,960	112,727
Accounts receivable	250	171
Prepaid expenses and other current assets	6,214	5,730
Total current assets	342,469	356,824
Marketable securities, non-current	62,242	69,866
Property and equipment, net	5,042	5,090
Operating lease right-of-use assets	23,085	23,602
Restricted cash	905	905
Other non-current assets	277	267
Total assets	$434,020	$456,554
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,349	$3,200
Accrued expenses and other current liabilities	4,352	7,798
Operating lease liabilities, current	1,937	1,851
Total current liabilities	10,638	12,849
Operating lease liabilities, non-current	23,089	23,625
Other non-current liabilities	27	33
Total liabilities	33,754	36,507
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized as of March 31, 2025 and December 31, 2024; no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value per share, 500,000,000 shares authorized at March 31, 2025 and December 31, 2024; 44,448,435 and 44,422,505 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively; 457,099 and 576,829 shares subject to repurchase as of March 31, 2025 and December 31, 2024, respectively	44	44
Additional paid-in capital	539,874	538,321
Accumulated other comprehensive income	198	56
Accumulated deficit	(139,850)	(118,374)
Total stockholders' equity	400,266	420,047
Total liabilities and stockholders' equity	$434,020	$456,554

The accompanying notes are an integral part of these condensed financial statements.

SEPTERNA, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except for share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$219	$317
Operating expenses:
Research and development	19,271	13,153
General and administrative	6,858	2,654
Total operating expenses	26,129	15,807
Loss from operations	(25,910)	(15,490)
Other income, net:
Interest income	4,462	1,279
Other expense, net	(28)	(48)
Total other income, net	4,434	1,231
Loss before benefit for income taxes	(21,476)	(14,259)
Benefit for income taxes	—	93
Net loss attributable to common stockholders	$(21,476)	$(14,166)
Net loss per share attributable to common stockholders, basic and diluted	$(0.49)	$(6.35)
Weighted-average shares outstanding, basic and diluted	43,937,410	2,232,246
Comprehensive loss:
Net loss	$(21,476)	$(14,166)
Net unrealized gain (loss) on marketable securities	142	(7)
Total other comprehensive income (loss)	142	(7)
Comprehensive loss	$(21,334)	$(14,173)

The accompanying notes are an integral part of these condensed financial statements.

SEPTERNA, INC.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except for share data)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2024	44,422,505	$44	$538,321	$56	$(118,374)	$420,047
Issuance of common stock upon exercise of stock options	25,930	—	66	—	—	66
Vesting of restricted common stock	—	—	5	—	—	5
Stock-based compensation expense	—	—	1,482	—	—	1,482
Net unrealized gain on marketable securities	—	—	—	142	—	142
Net loss	—	—	—	—	(21,476)	(21,476)
Balance at March 31, 2025	44,448,435	$44	$539,874	$198	$(139,850)	$400,266

	Convertible Preferred Stock						Additional	Accumulated Other		Total
	Series A		Series B		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance at December 31, 2023	75,000,000	$74,694	60,828,720	$74,521	3,168,134	$3	$8,199	$—	$(46,576)	$(38,374)
Issuance of common stock upon exercise of stock options	—	—	—	—	217	—	1	—	—	1
Vesting of restricted common stock	—	—	—	—	—	—	6	—	—	6
Repurchase of unvested restricted common stock	—	—	—	—	(11,517)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	577	—	—	577
Net unrealized loss on marketable securities	—	—	—	—	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	—	—	—	—	(14,166)	(14,166)
Balance at March 31, 2024	75,000,000	$74,694	60,828,720	$74,521	3,156,834	$3	$8,783	$(7)	$(60,742)	$(51,963)

The accompanying notes are an integral part of these condensed financial statements.

SEPTERNA, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(21,476)	$(14,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	397	316
Non-cash operating lease expense	516	243
Stock-based compensation	1,482	577
Accretion of premiums (discounts), net	(965)	(72)
Deferred income tax	—	(93)
Other	(11)	13
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(488)	(1,361)
Accounts receivable	(79)	(240)
Other non-current assets	(9)	(24)
Accounts payable	1,186	(143)
Accrued expenses and other current liabilities	(3,446)	(1,617)
Operating lease, net	(450)	(144)
Net cash used in operating activities	(23,343)	(16,711)
Cash flows from investing activities:
Purchases of property and equipment	(382)	(764)
Proceeds from sale of non-financial asset	—	22,625
Purchases of marketable securities	(49,715)	(12,293)
Maturities of marketable securities	45,223	—
Net cash (used in) provided by investing activities	(4,874)	9,568
Cash flows from financing activities:
Repurchases of unvested restricted common stock	—	(1)
Proceeds from exercise of stock options	66	1
Net cash provided by financing activities	66	—
Net decrease in cash, cash equivalents and restricted cash	(28,151)	(7,143)
Cash, cash equivalents and restricted cash, beginning of period	239,101	89,388
Cash, cash equivalents and restricted cash, end of period	$210,950	$82,245

Cash, Cash Equivalents and Restricted Cash:

	As of March 31,
	2025	2024
Cash and cash equivalents	$210,045	$81,340
Restricted cash	905	905
Total cash, cash equivalents and restricted cash at end of period	$210,950	$82,245

The accompanying notes are an integral part of these condensed financial statements.

SEPTERNA, INC.

Notes to UNAUDITED Condensed Financial Statements

Note 1. Organization and Basis of Presentation

Description of the Business

Septerna, Inc. (“Septerna” or the “Company”) is a biotechnology company pioneering a new era of G protein-coupled receptor (“GPCR”) oral small molecule drug discovery powered by its proprietary Native Complex Platform™. The Company’s industrial-scale platform aims to unlock the full potential of GPCR therapies and has led to the discovery and development of its deep pipeline of product candidates focused on treating patients in three therapeutic areas: endocrinology, immunology and inflammation, and metabolic diseases.

The Company’s proprietary Native Complex Platform™ replicates the natural structure, function, and dynamics of GPCRs outside of cells at an industrial scale. The Company’s foundational technologies enable it to isolate, purify, and reconstitute full-length, properly folded GPCR proteins within ternary complexes with ligands and transducer proteins in a lipid bilayer that mimics the cell membrane. The Company then applies state-of-the-art discovery tools and technologies to these defined and tunable protein complexes to structurally design, screen for, and optimize potential product candidates. Leveraging its platform, the Company has transformed GPCR oral small molecule drug discovery to an industrialized and iterative structure-based drug design approach to expand the landscape of druggable GPCR targets with novel oral small molecule medicines for patients. The Company’s Native Complex Platform™ is designed to enable it to target certain GPCRs for the first time, uncover novel binding pockets for validated receptors, and pursue a wide spectrum of pharmacologies, including agonists, antagonists, and allosteric modulators, to affect GPCR signaling in different ways to achieve desired therapeutic effects.

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

Initial Public Offering

In October 2024, the Company completed its initial public offering (“IPO”), pursuant to which it issued and sold an aggregate of 18.4 million shares of its common stock at the IPO price of $18.00 per share, including 2.4 million shares that were issued to the underwriters pursuant to the full exercise of their option to purchase additional shares, resulting in net proceeds of $302.8 million, net of total offering costs of $28.4 million. Immediately prior to the closing of the IPO, the Company’s then outstanding convertible preferred stock automatically converted into 22,839,774 shares of common stock.

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

SEPTERNA, INC.

Notes to UNAUDITED Condensed Financial Statements (CONTINUED)

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

The Company historically financed its operations primarily through the issuance of convertible promissory notes, convertible preferred stock, and most recently, through the sale of its common stock in an IPO. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through equity offerings, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. The Company may not be able to obtain funding on acceptable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders.

For the three months ended March 31, 2025 and 2024, the Company incurred net losses of $21.5 million and $14.2 million, respectively. The Company had an accumulated deficit of $139.9 million as of March 31, 2025. The Company believes its cash, cash equivalents, and marketable securities of $398.2 million as of March 31, 2025 will be sufficient to fund its operations for, at least, 12 months from the date of issuance of the unaudited condensed financial statements.

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair presentation of the unaudited interim condensed financial statements for the periods presented have been included. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification and Accounting Standards Updates (“ASUs”), of the Financial Accounting Standards Board (“FASB”). The interim condensed financial statements are unaudited. The operating results presented in these unaudited interim condensed financial statements are not necessarily indicative of the results that may be expected for the full year or for any other future annual or interim period. Actual results could differ materially from estimates and assumptions. As appropriate, the Company assesses estimates each period and updates them to reflect current information, and generally reflect any changes in estimates in the period first identified.

The balance sheet data at December 31, 2024 was derived from the audited financial statements included in Septerna’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 27, 2025. These interim unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Significant Accounting Policies

During the three months ended March 31, 2025, there were no changes to the Company’s significant accounting policies as described in Note 2 of the audited financial statements for the year ended December 31, 2024.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 will improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on an interim and annual basis. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods after December 5, 2024, with early adoption permitted. The Company adopted Topic 280 for its annual reporting for the year ended December 31, 2024 and for its interim reporting starting with the quarter ended March 31, 2025.

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

SEPTERNA, INC.

Notes to UNAUDITED Condensed Financial Statements (CONTINUED)

beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that this update will have on its disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The standard is intended to improve income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The ASU is effective for fiscal years beginning after December 15, 2024, on a prospective basis. Early adoption and retrospective reporting are permitted. The Company is currently evaluating the impact of ASU 2023-09 on its interim condensed financial statements.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of March 31,	As of December 31,
	2025	2024
Prepaid expenses	$4,371	$3,114
Interest receivable	1,076	953
Prepaid clinical trial costs	397	1,164
Prepaid bonus	279	260
Prepaid taxes	39	39
Other current assets	52	200
Prepaid expenses and other current assets	$6,214	$5,730

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	As of March 31,	As of December 31,
	2025	2024
Lab equipment	$6,028	$5,679
Furniture, fixtures, and office equipment	1,222	1,222
Leasehold improvements	717	717
Computer equipment	401	401
Total property and equipment	8,368	8,019
Less: Accumulated depreciation and amortization	(3,326)	(2,929)
Property and equipment, net	$5,042	$5,090

Depreciation and amortization expense was $0.4 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively.

SEPTERNA, INC.

Notes to UNAUDITED Condensed Financial Statements (CONTINUED)

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of March 31,	As of December 31,
	2025	2024
Accrued research and development expense	$2,287	$2,888
Accrued general and administrative expense	1,122	703
Accrued employee compensation expense	869	4,129
Other current liabilities	74	78
Accrued expenses and other current liabilities	$4,352	$7,798

Note 3. Revenue

The Company recognizes service revenue associated with the Vertex Research Service Agreement (the “Vertex Research Service Agreement”) over the performance period of the research services as the services are provided in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”).

During the three months ended March 31, 2025 and 2024, the Company recorded service revenue of $0.2 million and $0.3 million related to research activities performed in connection with the Vertex Research Service Agreement, respectively.

As of March 31, 2025 and December 31, 2024, the Company’s accounts receivable was entirely attributed to Vertex Pharmaceuticals Incorporated (“Vertex”). As of March 31, 2025 and December 31, 2024, no allowance for credit loss was recorded related to accounts receivable.

Note 4. Marketable Securities and Fair Value Measurements

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

Money market funds are highly liquid investments and are classified as Level 1. The pricing information for these assets is readily available and can be independently validated as of the measurement date. Marketable securities, including U.S. Treasury securities, U.S. government agency securities, commercial paper, and corporate debt securities, are classified as Level 2. These securities are valued using fair value from third-party pricing services, which may use observable inputs based on real-time trade data for similar assets, broker/dealer quotes, bids and/or offers and other observable inputs.

The carrying amounts of the Company’s prepaid and other current assets, accounts payable, and accrued and other current liabilities approximate fair value due to their short maturities.

SEPTERNA, INC.

Notes to UNAUDITED Condensed Financial Statements (CONTINUED)

The fair value measurements of the Company’s cash equivalents and marketable securities are identified at the following levels within the fair value hierarchy (in thousands):

	March 31, 2025
		Fair Value Measurement
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$119,190	$119,190	$—	$—
Commercial paper	87,295	—	87,295	—
Corporate debt securities	705	—	705	—
Marketable securities, current:
U.S. treasury securities	81,541	—	81,541	—
Commercial paper	26,709	—	26,709	—
U.S. government agency securities	16,234	—	16,234	—
Corporate debt securities	1,476	—	1,476	—
Marketable securities, non-current:
U.S. treasury securities	59,242	—	59,242	—
U.S. government agency securities	2,517	—	2,517	—
Corporate debt securities	483	—	483	—
Total measured at fair value	$395,392	$119,190	$276,202	$—

	As of December 31, 2024
		Fair Value Measurement
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$141,779	$141,779	$—	$—
U.S. government agency securities	8,059	—	8,059	—
Commercial paper	82,527	—	82,527	—
Marketable securities, current:
U.S. treasury securities	73,555	—	73,555	—
Commercial paper	23,487	—	23,487	—
U.S. government agency securities	14,193	—	14,193	—
Corporate debt securities	1,492	—	1,492	—
Marketable securities, non-current:
U.S. treasury securities	65,406	—	65,406	—
U.S. government agency securities	2,514	—	2,514	—
Corporate debt securities	1,946	—	1,946	—
Total measured at fair value	$414,958	$141,779	$273,179	$—

SEPTERNA, INC.

Notes to UNAUDITED Condensed Financial Statements (CONTINUED)

Marketable Securities

As of March 31, 2025 and December 31, 2024, the Company’s marketable securities consist of debt securities, including U.S. Treasury and agency securities, corporate debt securities and commercial paper. These marketable securities are carried at fair value and are included in the tables above. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. At each reporting date, the Company evaluates securities with unrealized losses to determine whether such losses, if any, are due to credit-related factors. The Company evaluates, among others, whether the Company has the intention to sell any of these marketable securities and whether it is not more likely than not that the Company will be required to sell any of them before recovery of the amortized cost basis. Neither of these criteria were met at March 31, 2025 or December 31, 2024. The credit ratings of the securities held remain of the highest quality. Moreover, the Company continues to receive payments of interest and principal as they become due, and the Company's expectation is that those payments will continue to be received timely. Based on this evaluation, as of March 31, 2025 and December 31, 2024, the Company determined that unrealized losses of its marketable securities were primarily attributable to changes in interest rates and non-credit related factors. As such, no allowances for credit losses were recorded at March 31, 2025 or December 31, 2024.

Interest receivable as of March 31, 2025 and December 31, 2024 was $1.1 million and $1.0 million, respectively, and is recorded as a component of prepaid expenses and other current assets on the Company’s condensed balance sheets.

As of March 31, 2025 and December 31, 2024, all marketable securities in an unrealized loss position had been in an unrealized loss position for less than 12 months. As of March 31, 2025, the Company held 41 marketable securities in an unrealized loss position. As of December 31, 2024, the Company held 36 marketable securities in an unrealized loss position.

As of March 31, 2025, the following table summarizes the amortized cost and the unrealized gains (losses) of the marketable securities presented within marketable securities and cash equivalents (in thousands):

	Remaining				Aggregate
	Contractual				Estimated Fair
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Value
Commercial paper	Less than 1	$114,030	$—	$(26)	$114,004
U.S. treasury securities	Less than 1	81,480	63	(2)	81,541
U.S. government agency securities	Less than 1	16,231	5	(2)	16,234
Corporate debt securities	Less than 1	2,177	4	—	2,181
Total maturity less than 1 year		213,918	72	(30)	213,960
U.S. treasury securities	1 to 2	59,112	130	—	59,242
U.S. government agency securities	1 to 2	2,495	22	—	2,517
Corporate debt securities	1 to 2	479	4	—	483
Total		$276,004	$228	$(30)	$276,202

SEPTERNA, INC.

Notes to UNAUDITED Condensed Financial Statements (CONTINUED)

As of December 31, 2024, the following table summarizes the amortized cost and the unrealized gains (losses) of the marketable securities presented within marketable securities and cash equivalents (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Commercial paper	Less than 1	$106,017	$6	$(9)	$106,014
U.S. treasury securities	Less than 1	73,511	44	—	73,555
U.S. government agency securities	Less than 1	22,245	10	(3)	22,252
Corporate debt securities	Less than 1	1,491	1	—	1,492
Total maturity less than 1 year		203,264	61	(12)	203,313
U.S. treasury securities	1 to 2	65,427	37	(58)	65,406
U.S. government agency securities	1 to 2	2,492	22	—	2,514
Corporate debt securities	1 to 2	1,940	7	(1)	1,946
Total		$273,123	$127	$(71)	$273,179

As of March 31, 2025, the following table summarizes marketable securities in an unrealized loss position (in thousands):

	Less than 12 Months
	Fair Value	Gross Unrealized Loss
Commercial paper	$113,006	$(26)
U.S. treasury securities	22,086	(2)
U.S. government agency securities	7,000	(2)
Corporate debt securities	705	—
Total	$142,797	$(30)

As of December 31, 2024, the following table summarizes marketable securities in an unrealized loss position (in thousands):

	Less than 12 Months
	Fair Value	Gross Unrealized Loss
Corporate debt securities	$987	$(1)
Commercial paper	70,172	(9)
U.S. government agency securities	6,469	(3)
U.S. treasury securities	52,508	(58)
Total	$130,136	$(71)

Note 5. Commitments and Contingencies

Legal Proceedings

In the ordinary course of business, the Company may be subject to legal proceedings, claims and litigation, as the Company operates in an industry susceptible to patent or other legal claims. The Company is not currently a party to any legal proceeding that, if determined adversely to the Company, in management’s opinion, is expected to individually or in the aggregate have a material adverse effect on its business, financial condition or liquidity and results of operations.

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

SEPTERNA, INC.

Notes to UNAUDITED Condensed Financial Statements (CONTINUED)

The maximum potential amount of future payments that the Company could be required to make under these provisions is not determinable; however, the Company currently holds director and officer liability insurance. This insurance limits the Company’s exposure and may enable it to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification obligations is minimal. In addition, the Company is not currently aware of any indemnification claims that could have a material effect on its condensed financial statements.

Note 6. Common Stock

As of March 31, 2025 and December 31, 2024, the Company was authorized to issue 500.0 million shares of common stock, par value $0.001 per share.

The Company reserved the following shares of common stock, on an as-converted basis, for future issuance:

	As of March 31,	As of December 31,
	2025	2024
Options issued and outstanding	3,194,657	2,938,982
Shares reserved for future grants under 2024 Stock Option and Incentive Plan	5,683,435	3,743,915
Shares reserved for issuance under 2024 Employee Stock Purchase Plan	369,402	369,402
	9,247,494	7,052,299

Note 7. Stock-Based Compensation

Stock Plans

In October 2024, the Company’s board of directors adopted, and its stockholders approved, the 2024 Option and Incentive Plan (the “2024 Plan”), which superseded the Company’s 2021 Stock Option and Grant Plan, as amended (the “2021 Plan”), (together, the “Stock Plans”).

On January 1, 2025, 2.2 million shares of common stock, representing 5% of the Company’s outstanding shares of common stock as of December 31, 2024, were added to the 2024 Plan. As of March 31, 2025, there were 5.7 million shares available for issuance under the 2024 Plan.

2024 ESPP

In October 2024, the Company’s board of directors adopted, and its stockholders approved, the 2024 Employee Stock Purchase Plan (the “2024 ESPP”), which became effective immediately prior to the effective date of the Company's IPO.

As of March 31, 2025, the Company has issued no shares under the 2024 ESPP as the first offering period has not begun. As of March 31, 2025, there were 0.4 million shares available for issuance under the 2024 ESPP.

Restricted Stock Awards

The following summarizes restricted stock award activity:

	Number of Shares Outstanding	Weighted-Average Grant Date Fair Value Per Share
Balance at December 31, 2024	576,829	$2.62
Restricted stock awards vested	(119,730)	2.93
Balance at March 31, 2025	457,099	2.53

SEPTERNA, INC.

Notes to UNAUDITED Condensed Financial Statements (CONTINUED)

Restricted stock awards of 457,099 and 576,829 shares were subject to repurchase as of March 31, 2025 and December 31, 2024, respectively. The aggregate grant date fair value of shares vested during the three months ended March 31, 2025 was $0.4 million.

Stock Options

The following summarizes stock option activity under the Stock Plans:

	Stock Options Outstanding
	Total Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2024	2,938,982	$4.64	9.11	$53,706
Granted	304,400	12.32
Exercised	(25,930)	2.58
Cancelled	(22,795)	5.50
Outstanding as of March 31, 2025	3,194,657	5.38	8.83	5,092
Exercisable as of March 31, 2025	670,369	3.18	8.00	1,835

The aggregate fair value of stock options that vested for the three months ended March 31, 2025 was $0.8 million. The stock options granted in the three months ended March 31, 2025 had a weighted-average grant-date fair value per share of $9.32 and a total grant-date fair value of $2.8 million. The total intrinsic value of stock options exercised during three months ended March 31, 2025 was $0.3 million.

Of the total stock options granted during the three months ended March 31, 2025, options to purchase 0.2 million shares granted to one of the Company's officers include accelerated vesting provisions associated with certain change of control events.

Stock Option Valuation

The weighted-average assumptions used to value employee and non-employee stock option awards granted under the Stock Plans using the Black Scholes option pricing model, were as follows:

	Three Months Ended March 31,
	2025	2024
Fair value of common stock	$9.32	$2.77
Risk-free interest rate	4.35%	4.25%
Expected volatility	88.6%	92.0%
Expected term (years)	5.99	5.99
Expected dividend yield	—%	—%

Stock-based Compensation Expense

Stock-based compensation expense for restricted stock awards and stock options recognized in the Company’s condensed statements of operations and comprehensive loss is presented as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development expense	$662	$297
General and administrative expense	820	280
Total stock-based compensation expense	$1,482	$577

As of March 31, 2025, total unrecognized stock-based compensation expense related to unvested restricted stock awards and unvested stock options was $16.2 million, which is expected to be recognized over a weighted-average period of 2.8 years.

SEPTERNA, INC.

Notes to UNAUDITED Condensed Financial Statements (CONTINUED)

Note 8. Related Parties

Third Rock Ventures

In August 2021, the Company entered into a service agreement (the “TRV service agreement”) with Third Rock Ventures, LLC (“TRV”), a holder of more than 5% of the Company’s outstanding capital stock, under which TRV provides consulting services to the Company. For the three months ended March 31, 2025, the Company incurred no fees under the TRV service agreement. For the three months ended March 31, 2024, under the TRV service agreement, the Company incurred fees of less than $0.1 million which were recorded within general and administrative expenses in the Company’s condensed statements of operations and comprehensive loss. As of December 31, 2024, $0.1 million of expense related to TRV was recorded in accrued expenses and other current liabilities. There were no expenses related to TRV in accrued expenses and other current liabilities on the Company’s condensed balance sheets at March 31, 2025.

The Company’s former interim Chief Medical Officer, and also a member of the Company’s board of directors, is affiliated with TRV (the “Board Member”). The Board Member did not receive any cash compensation from the Company for his service as its interim Chief Medical Officer, as his services were provided to the Company through the TRV service agreement. The Board Member ceased serving as interim Chief Medical Officer in September 2024. In December 2024, the Company entered into a separate consulting agreement with the Board Member, which includes cash compensation paid directly to the Board member.

Of the total fees the Company incurred under the TRV service agreement for three months ended March 31, 2024, the fees attributed to consulting services provided by the Board Member as the interim Chief Medical officer were not material. Additionally, as compensation for his services as the Company's interim Chief Medical Officer, the Company granted him options to purchase 23,227 shares during the three months ended March 31, 2024, at an exercise price of $2.76 per share.

During the three months ended March 31, 2025, total fees incurred related to the Board Member’s consulting services were not material and were recorded in accrued expenses and other current liabilities.

Note 9. Net Loss Per Share

For all periods presented, diluted net loss per share is the same as basic net loss per share since the effect of including potential common shares is anti-dilutive. Potentially dilutive securities not included in the calculation of diluted net loss per share were as follows (in common stock equivalent shares):

	As of March 31,	As of March 31,
	2025	2024
Outstanding stock options	3,194,657	1,816,051
Unvested restricted stock subject to repurchase	457,099	813,966
Total antidilutive securities	3,651,756	2,630,017

Note 10. Segment Information

The Company operates in one segment, which is GPCR oral small molecule drug discovery. The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer. The measure of segment profit or loss is net loss, which is also reported on the condensed statements of operations and comprehensive loss as net loss.

The measure of segment assets is reported on the balance sheet as total assets. The CODM uses segment net loss to monitor spending, assess performance for the Company and management, evaluate the progress of completing corporate goals, decide how to allocate resources among the Company’s clinical and pre-clinical portfolios, and make strategic decisions about business development opportunities.

SEPTERNA, INC.

Notes to UNAUDITED Condensed Financial Statements (CONTINUED)

The CODM is regularly provided with the following significant segment expenses:

	Three Months Ended March 31,
	2025	2024
Revenue	$219	$317
Employee-related expenses, excluding stock-based compensation	6,845	4,440
Stock-based compensation	1,482	577
External research and development expenses	10,239	6,192
External general and administrative expenses	2,652	855
Other segment expenses*	4,911	3,743
Total operating expenses	26,129	15,807
Loss from operations	(25,910)	(15,490)
Other income, net	4,434	1,231
Loss before provision for income taxes	(21,476)	(14,259)
Benefit for income taxes	—	93
Net loss	$(21,476)	$(14,166)

(*) Other segment expenses include facility related and office costs, information technology costs, general laboratory costs, and other operating expenses.

As of March 31, 2025 and December 31, 2024, all of the Company’s property and equipment was maintained in the U.S. For the three months ended March 31, 2025 and 2024, the Company’s revenue was generated from providing research services and was earned in the U.S.

Note 11. Subsequent Event

Novo Collaboration Agreement

On May 13, 2025, the Company entered into a global Collaboration and License Agreement (the “Collaboration Agreement”) with Novo Nordisk A/S (“Novo”). Under the Collaboration Agreement, the Company and Novo will exclusively collaborate to leverage the Company’s proprietary Native Complex Platform™ to discover, develop and commercialize multiple potential oral small molecule therapies for metabolic-related diseases based on certain specified molecular targets.

The Company and Novo will initially commence four simultaneous research and development programs (each an “R&D Program”) with each pursuing one or more Collaboration Targets (as defined in the Collaboration Agreement) from discovery through development candidate selection. Beginning with investigational new drug-enabling activities, Novo will then be responsible for all further global development and commercialization for each product candidate at its sole cost and expense. Novo will reimburse the Company for 100% of the fully burdened costs arising from all research and development activities undertaken by the Company under the Collaboration Agreement. Novo is also responsible for all commercialization costs subject to the Company’s profit share option described below for up to one program under the collaboration. Pursuant to the terms of the Collaboration Agreement, the Company will provide Novo with exclusive licenses to enable Novo to develop and commercialize products directed at the Collaboration Targets. The Company retains all other rights to its Native Complex Platform™ and all of the Company’s other research and development programs.

The effective date of the Collaboration Agreement is subject to the expiration or early termination of the waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as well as standard closing conditions. Within a specified period of time following the effectiveness of the Collaboration Agreement, Novo will pay the Company a one-time, non-refundable upfront payment of $195.0 million. For each R&D Program, the Company is also eligible to receive up to $498.0 million in research, development, regulatory, and commercial milestone payments. In addition, the Company is entitled to escalating, tiered royalties ranging from mid to high single-digits based on global product sales on a country-by-country and product-by-product basis. The Company is in the process of assessing the accounting treatment of the Collaboration Agreement.

Unless earlier terminated, the term of the Collaboration Agreement continues until expiration of the last royalty term for the applicable product in the applicable country. The Collaboration Agreement is subject to customary termination provisions, including termination by a party for the other party’s uncured, material breach. The Collaboration Agreement also includes customary representations and warranties, covenants and indemnification obligations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim condensed financial statements and related notes included elsewhere in this Quarterly Report and audited financial statements and notes thereto as of and for the year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2024 (“Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2025. This discussion and other parts of this Quarterly Report contain forward-looking statements based upon current beliefs, plans, and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements of our plans, objectives, expectations, intentions, forecasts and projections. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors including, but not limited to, those set forth under the section titled “Risk Factors” and elsewhere in this Quarterly Report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and you should carefully read the section titled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”

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

We have incurred significant operating losses since our inception, except for the year ended December 31, 2023, when we recorded net income of $4.2 million, resulting from the gain on sale of non-financial asset of $47.6 million for the sale of an in-progress research and development (“IPR&D”) asset related to a GPCR program. Our revenue to date has been generated solely from research services. Since our founding, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, developing our proprietary and structure-based drug discovery platform, identifying and discovering our product candidates, establishing our intellectual property portfolio, conducting research and preclinical studies, including investigational new drug (“IND”)-enabling studies, initiating and conducting clinical trials, establishing arrangements with third parties for the manufacture of our product candidates and related raw materials, and providing general and administrative support for these operations. We have not had any products approved for sale and have not generated any revenue from product sales. Further, we do not expect to generate revenue from commercial product sales until such time, if ever, that we are able to successfully complete the development and obtain marketing approval for one or more of our product candidates. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates.

Our net loss was $21.5 million and $14.2 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $139.9 million. We have incurred net losses in each year since inception, except for the year ended December 31, 2023. We expect to continue to incur net losses for the foreseeable future. Our net losses may fluctuate significantly from period to period, depending on the timing and expenditures of our operational activities.

We expect to continue to incur significant and increasing net operating losses for the next several years as we:

•
continue to advance our product candidates through preclinical studies and into clinical trials;
•
attract, hire and retain additional personnel;
•
continue to operate as a public company, including expenses related to compliance with the rules and regulations of the SEC and those of any national securities exchange on which our securities are traded, legal, auditing, additional insurance expenses, investor relations activities, and other administrative and professional services;
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

We historically financed our operations primarily through the issuances of convertible promissory notes and convertible preferred stock, and, most recently, through an initial public offering (“IPO”). In October 2024, we completed our IPO, pursuant to which we issued and sold an aggregate of 18.4 million shares of our common stock (inclusive of an additional 2.4 million shares of our common stock issued and sold pursuant to the underwriters' exercise of their option to purchase additional shares in full). The aggregate net proceeds received by us from the IPO was $302.8 million, net of total offering costs of $28.4 million.

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

We use contract research and development organizations to conduct our preclinical work and clinical trials. Additionally, we utilize third-party contract manufacturing organizations (“CMOs”), to manufacture and supply our preclinical and clinical materials during the development of our product candidates. We expect to use similar contract resources for the commercialization of our products, at least until our resources and operations are at a scale that justifies investment in internal manufacturing capabilities.

We conduct research and manufacturing work outside of the United States, including China, that may be affected by tariffs, including tariffs that have been or may in the future be imposed by the United States or other countries through reciprocal tariffs. While we do not currently believe tariffs will have a material impact on our business or results of operations, we will continue to carefully monitor the situation.

Vertex Asset Purchase and Service Agreements

Asset Purchase Agreement

In September 2023, we entered into an asset purchase agreement with Vertex Pharmaceuticals Incorporated (“Vertex”) under which Vertex acquired all of our IPR&D asset related to a GPCR program. The transfer of the IPR&D asset to Vertex was completed in November 2023.

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

Recent Developments

Novo Collaboration Agreement

On May 13, 2025, we entered into a global Collaboration and License Agreement (the “Collaboration Agreement”) with Novo Nordisk A/S (“Novo”). Under the Collaboration Agreement, we and Novo will exclusively collaborate to leverage our proprietary Native Complex Platform™ to discover, develop and commercialize multiple potential oral small molecule therapies for metabolic-related diseases based on certain specified molecular targets. The collaboration objective is to discover and develop several novel mono-, dual-, or triple-acting oral small molecule drug candidates directed across five GPCRs, including the GLP-1, GIP, and glucagon receptors (the “Collaboration Targets”). The collaboration includes our most advanced preclinical metabolic program focused on developing an oral small molecule agonist to the GIP receptor. We and Novo will initially commence four simultaneous research and development programs (each an “R&D Program”) with each pursuing one or more Collaboration Targets from discovery through development candidate selection.

The Collaboration Agreement includes potential payments to us exceeding $2.2 billion. Novo will pay us a one-time, non-refundable upfront payment of $195.0 million. For each R&D Program, we are also eligible to receive approximately $500.0 million in research, development, regulatory, and commercial milestone payments. In addition, we are entitled to escalating, tiered royalties ranging from mid-to-high single-digits based on global product sales on a country-by-country and product-by-product basis with respect to a R&D Program until the later of ten years after the date of first commercial sale of the first product in such R&D Program in such country, expiration of specified patent rights covering such product in such country or the expiration of specified regulatory exclusivity for the first product in such R&D Program in such country. See Note 11 to the condensed financial statements included elsewhere in this Quarterly Report for additional information.

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
•
our ability to maintain and establish collaboration arrangements;
•
the performance of any current or future collaborators;
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

We expect that our general and administrative expenses will increase substantially in absolute dollars for the foreseeable future as we continue to increase our headcount to support our business growth and to advance our research and development programs.

Other Income, Net

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and marketable securities during the period.

Other Expense, Net

Other expense, net consists primarily of changes in the fair value of our cash equivalents held in money market funds, loss on disposal of our fixed assets and foreign currency transaction gain or loss.

Benefit for Income Taxes

We are subject to corporate United States federal and state income taxation. Our benefit for income taxes is recorded in accordance with Accounting Standard Codification 740, Accounting for Income Taxes, which provides for deferred taxes using an asset and liability approach. We establish a valuation allowance against all of our net deferred tax assets. We consider all available evidence, both positive and negative, including but not limited to our historical operating results, income or loss in recent periods, cumulative losses in recent years, forecasted earnings (losses), future taxable income (loss), and significant risk and uncertainty related to forecasts, and concluded the deferred tax assets are not more likely than not to be realized.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

Our results of operations for each of the periods indicated are summarized in the table below (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Revenue	$219	$317	$(98)
Operating expenses:
Research and development	19,271	13,153	6,118
General and administrative	6,858	2,654	4,204
Total operating expenses	26,129	15,807	10,322
Loss from operations	(25,910)	(15,490)	(10,420)
Other income, net:
Interest income	4,462	1,279	3,183
Other expense, net	(28)	(48)	20
Total other income, net	4,434	1,231	3,203
Loss before benefit for income taxes	(21,476)	(14,259)	(7,217)
Benefit for income taxes	—	93	(93)
Net loss	$(21,476)	$(14,166)	$(7,310)

Revenue

Our service revenue of $0.2 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively, was generated from research activities performed for Vertex in connection with the Vertex service agreement.

Operating Expenses

Research and Development

The following table summarizes our research and development expenses for the periods indicated by direct and unallocated costs (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Direct costs:
PTH1R	$4,209	$2,015	$2,194
SEP-631 (MRGPRX2)	1,022	440	582
Other programs	4,200	1,127	3,073
Unallocated costs:
Payroll-related costs	5,413	3,681	1,732
External research and development costs	1,246	3,054	(1,808)
Facility-related and office costs	1,926	1,173	753
Other costs	1,255	1,663	(408)
Total research and development expense	$19,271	$13,153	$6,118

Research and development expenses were $19.3 million and $13.2 million for the three months ended March 31, 2025 and 2024, respectively. The increase was primarily due to (i) $5.8 million of higher direct costs associated with our clinical and preclinical and research programs, including $1.7 million of clinical trial expenses, (ii) $1.7 million of higher employee-related costs as a result of increased headcount as we grow our business, and (iii) $0.8 million of higher facility-related and office costs as we expanded our office space to accommodate higher occupancy and larger operational activities, partially offset by (i) $1.8 million of lower expenses attributable to unallocated external research and development costs and (ii) a decrease of $0.4 million in other research and development expense.

The SEP-786 clinical study was discontinued in February 2025 and we do not anticipate incurring significant additional clinical trial costs associated with that study. We expect to continue to incur increased research and development expenses as we advance next-generation oral small molecule PTH1R agonists from our PTH1R program toward clinical development, advance SEP-631 (MRGPRX2) into clinical development, and continue to advance other programs in our pipeline.

General and Administrative

General and administrative expenses were $6.9 million and $2.7 million for the three months ended March 31, 2025 and 2024, respectively. The increase was primarily due to (i) $2.0 million of higher legal and consulting fees, mainly attributable to costs associated with becoming a public company and ongoing operations as a public company following our IPO in October 2024, (ii) $1.5 million of higher employee-related costs as a result of increased headcount to support our growing operations, and (iii) $0.4 million of higher IT operational expenses.

Other Income, Net

Interest Income

Interest income was $4.5 million and $1.3 million for the three months ended March 31, 2025 and 2024, respectively. The increase was due to higher interest rates and higher balances of invested cash in cash equivalents and marketable securities.

Benefit for Income Taxes

We recognized $0.1 million of benefit for income taxes for the three months ended March 31, 2024. We did not record any benefit or provision for income taxes for the three months ended March 31, 2025.

Liquidity and Capital Resources

Sources of Liquidity

Our net losses were $21.5 million and $14.2 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $139.9 million. We expect to continue to incur net losses for the foreseeable future. Our net losses may fluctuate significantly from period to period, depending on the timing and expenditures of our operational activities.

We historically financed our operations primarily through the issuances of convertible promissory notes and convertible preferred stock, and most recently, through an IPO. In October 2024, we completed our IPO, pursuant to which we issued and sold an aggregate of 18.4 million shares of common stock (inclusive of 2.4 million shares of common stock sold pursuant to the underwriters' exercise of their option to purchase additional shares in full). The aggregate net proceeds received by us from the IPO was $302.8 million, net of total offering costs of $28.4 million. As of March 31, 2025, we had $398.2 million in cash, cash equivalents, and marketable securities.

In May 2025, we entered into the Collaboration Agreement with Novo, pursuant to which we and Novo will exclusively collaborate to leverage our proprietary Native Complex Platform™ to discover, develop and commercialize multiple potential oral small molecule therapies for metabolic-related diseases based on certain specified molecular targets. Under the terms of the Collaboration Agreement, we are eligible to receive potential payments exceeding $2.2 billion, including more than $200.0 million in upfront and near-term milestone payments, along with tiered royalties on global net sales of marketed products. The anticipated upfront payment from the Collaboration Agreement is expected to significantly extend our prior cash runway guidance of early 2028, and updated guidance will be provided following the closing of the Collaboration Agreement. See Note 11 to the condensed financial statements included elsewhere in this Quarterly Report for additional information.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(23,343)	$(16,711)
Net cash (used in) provided by investing activities	(4,874)	9,568
Net cash provided by financing activities	66	—
Net increase in cash, cash equivalents and restricted cash	$(28,151)	$(7,143)

Net Cash Used in Operating Activities

Net cash used in operating activities was $23.3 million and $16.7 million for the three months ended March 31, 2025 and 2024, respectively. The net cash used in operating activities for the three months ended March 31, 2025 was due to our net loss of $21.5 million and a $3.3 million of net change in operating assets and liabilities, partially offset by $1.4 million of non-cash charges for depreciation and amortization, stock-based compensation, non-cash operating lease expense, deferred income tax and accretion of discounts, net, on marketable securities.

The net cash used in operating activities for the three months ended March 31, 2024 was due to our net loss of $14.2 million and $3.5 million of net change in operating assets and liabilities, partially offset by $1.0 million of non-cash charges for depreciation and amortization, stock-based compensation and non-cash operating lease expense.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities of $4.9 million for the three months ended March 31, 2025 was due to $49.7 million of purchases of marketable securities and $0.4 million of purchases of property and equipment, partially offset by the maturity of $45.2 million of marketable securities.

Net cash provided by investing activities of $9.6 million for the three months ended March 31, 2024 was due to $22.6 million proceeds from the sale of non-financial asset, partially offset by the purchase of $12.3 million of marketable securities and $0.7 million of purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2025. Net cash provided by financing activities for the three months ended March 31, 2025 was due to proceeds from the exercise of stock options. Cash provided by financing activities during the three months ended March 31, 2024 was not material.

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
•
our ability to maintain collaborations or strategic relationships and the extent to which we identify and enter into future collaborations or other arrangements with additional third parties in order to further develop our product candidates;
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

We historically financed our operations primarily through the issuances of convertible promissory notes and convertible preferred stock, and most recently, through an IPO. In October 2024, we completed our IPO which resulted in net proceeds of $302.8 million, net of total offering costs of $28.4 million. Since our inception, we have devoted substantially all of our resources to raising capital, organizing and staffing our company, business and scientific planning, conducting discovery and research and development activities, establishing, maintaining, and protecting our intellectual property portfolio, developing and progressing our product candidates and preparing for clinical trials, establishing arrangements with third parties for the manufacture of our product candidates and component materials, engaging in collaboration activities, and providing general and administrative support for these operations.

Critical Accounting Policies and Use of Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of these condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

During the three months ended March 31, 2025, there have been no material changes to our critical accounting policies and estimates as described in our Annual Report.

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

Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that these disclosures controls were effective at a reasonable assurance level as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information required with respect to this item can be found under “Legal Proceedings” in Note 5 to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and is incorporated by reference into this Item 1. From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. For a detailed discussion of the risks and uncertainties related to our business, please refer to the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024, except as set forth below. You should carefully consider the risks and uncertainties described below and in our Annual Report on Form 10-K for the year ended December 31, 2024, together with all of the other information contained in or incorporated by reference into this Quarterly Report, including our condensed financial statements and the related notes appearing at the end of this Quarterly Report and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding to invest in our common stock. If any of the events or developments described below were to occur, our business, prospects, operating results and financial condition could suffer materially, the trading price of our common stock could decline and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See the section titled “Special Note Regarding Forward-Looking Statements.”

Disruptions at the FDA and other government agencies caused by reduction in staffing, funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on September 30, 2025 and the current U.S. administration is focused on reducing costs of the federal government generally, including significantly reducing the number of government employees. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA, EMA, and other comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. The Trump Administration has issued executive orders seeking to greatly reduce the size of the federal workforce, including through layoffs and severance packages offered to employees of federal agencies within the executive branch and independent agencies, including the FDA. Any such reduction in personnel may result in longer review times by the FDA and other agencies.

Disruptions and personnel turnover, as a result of leadership changes, staff reductions or otherwise, at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Changes and cuts in FDA staffing also could result in delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. There is also substantial uncertainty as to how regulatory reform measures being implemented by the current U.S. administration, and other political developments, such as government shutdowns or work stoppages, would impact other U.S. regulatory agencies, such as the FDA, SEC and U.S. Patent and Trademark Office (“USPTO”), on which our operations rely. For example, in March 2025, the Department of Health and Human Services announced a broad-scale restructuring effort designed to significantly reduce FDA headcount. In April 2025, FDA employees began to receive reduction in force notices. In addition, over the last several years, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, furloughed critical employees and ceased critical activities. If a prolonged government shutdown occurs, or if staffing changes prevent the FDA, USPTO or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, including formal and informal interactions with product developers, it could significantly impact the ability of such regulatory agencies to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflicts, such as the ongoing conflicts between Russia and Ukraine, and Israel and Hamas, terrorism, or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Additionally, changes to policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, during the prior Trump administration, increased tariffs were implemented on goods imported into the U.S., particularly from China, Canada, and Mexico. Additionally, in 2025, the United States imposed significant tariffs on imports from other countries, including a baseline tariff of 10% on imports into the United States and higher tariffs on multiple designated countries (including the EU Member States, China, Canada, and Mexico), such as "reciprocal" tariffs at varying rates. Such tariffs have prompted retaliatory measures from several countries, which may further escalate. On April 9, 2025, the United States announced that the imposition of most "reciprocal" tariffs would be paused for 90 days pending negotiations with the relevant countries. While pharmaceutical products are currently excluded from the baseline and "reciprocal" tariffs imposed by the United States, such tariffs still apply to the raw materials and other products necessary for the manufacture and formulation of our product candidates. In addition, the current U.S. administration has expressed an intent to impose tariffs on pharmaceutical imports, with the stated policy objective of reshoring pharmaceutical manufacturing to the United States. Among other means, such tariffs may be imposed by the United States under Section 232 of the Trade Expansion Act of 1962, as amended, pursuant to which the U.S. Department of Commerce recently initiated an investigation to determine the effects of importing pharmaceuticals and pharmaceutical ingredients on national security. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. There has also been proposed United States legislation, such as the bill titled the BIOSECURE Act, that may restrict the ability of United States pharmaceutical companies to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the United States government. We continue to assess the legislation as it develops to determine whether it could have an effect on our contractual relationships. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

Furthermore, any disruptions to our supply chain as a result of unfavorable global economic conditions, including due to geopolitical conflicts, could negatively impact the timely execution of our ongoing and future clinical trials. In addition, current inflationary trends in the global economy may impact salaries and wages, costs of goods and transportation expenses, among other things, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures may create market and economic instability. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended March 31, 2025 that were not registered under the Securities Act.

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds from our IPO

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

The net proceeds from our IPO have been invested according to our approved investment policy in a mix of money market funds and high-quality, fixed income securities. Our planned use of the net proceeds from the IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”) on October 25, 2024 has changed due to the discontinuation of the development of our prior lead product candidate, SEP-786. As a result, we currently expect to use our cash, cash equivalents and marketable securities, which include the net proceeds from the IPO, to advance a next-generation oral small molecule PTH1R agonist from our PTH1R program into clinical development, advance SEP-631 into clinical development, continue to advance the other programs in our pipeline, and the remainder to fund working capital and other general corporate purposes. Except for the reallocation of SEP-786 funds discussed above, there has been no material changes in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on October 25, 2024.

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Rule 10b5-1 Trading Plans

None of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter ended March 31, 2025 covered by this Quarterly Report.

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

Septerna, Inc.

Date: May 15, 2025	By:	/s/ Jeffrey Finer, M.D., Ph.D.
Jeffrey Finer, M.D., Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Gil M. Labrucherie, CFA, J.D.
Gil M. Labrucherie, CFA, J.D.
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)