Form 10-Q
period 2025-06-30
Septerna, Inc.
filed 2025-08-11
CIK 1984086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 4, 2025, the registrant had 44,585,135 shares of common stock, $0.001 par value per share, outstanding.

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
•
our ability to obtain and maintain regulatory approval for our current and future research and development programs, including our PTH1R agonist and SEP-631 programs, and to advance any product candidates that we may identify and successfully complete any clinical studies, including the manufacture of any such product candidates;
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
•
the partnership with Novo Nordisk A/S (“Novo”) and the intended and potential benefits thereof, including the receipt of potential milestone payments and royalty payments from commercial product sales, along with tiered royalties based on global net sales, if any;
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
•
regulatory developments in the U.S. and foreign countries;
•
our ability to obtain funding for our operations necessary to complete further development and commercialization of our product candidates;

ii

•
the size and growth potential of the markets for our product candidates and our ability to serve those markets;
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

iii

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

SEPTERNA, INC.

Condensed Balance Sheets

(In thousands, except for share and per share data)

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$189,311	$238,196
Marketable securities	137,250	112,727
Accounts receivable	151	171
Prepaid expenses and other current assets	7,429	5,730
Total current assets	334,141	356,824
Marketable securities, non-current	52,633	69,866
Property and equipment, net	4,688	5,090
Operating lease right-of-use assets	22,564	23,602
Restricted cash	905	905
Other non-current assets	300	267
Total assets	$415,231	$456,554
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,544	$3,200
Accrued expenses and other current liabilities	6,557	7,798
Operating lease liabilities, current	2,026	1,851
Total current liabilities	15,127	12,849
Operating lease liabilities, non-current	22,545	23,625
Other non-current liabilities	2	33
Total liabilities	37,674	36,507
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized as of June 30, 2025 and December 31, 2024; no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value per share, 500,000,000 shares authorized at June 30, 2025 and December 31, 2024; 44,567,891 and 44,422,505 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively; 341,721 and 576,829 shares subject to repurchase as of June 30, 2025 and December 31, 2024, respectively	45	44
Additional paid-in capital	542,024	538,321
Accumulated other comprehensive income	176	56
Accumulated deficit	(164,688)	(118,374)
Total stockholders' equity	377,557	420,047
Total liabilities and stockholders' equity	$415,231	$456,554

The accompanying notes are an integral part of these condensed financial statements.

SEPTERNA, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except for share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$119	$370	$338	$687
Operating expenses:
Research and development	22,188	15,035	41,459	28,188
General and administrative	6,909	3,400	13,767	6,054
Total operating expenses	29,097	18,435	55,226	34,242
Loss from operations	(28,978)	(18,065)	(54,888)	(33,555)
Other income, net:
Interest income	4,165	1,530	8,627	2,809
Other expense, net	(25)	(15)	(53)	(63)
Total other income, net	4,140	1,515	8,574	2,746
Loss before benefit for income taxes	(24,838)	(16,550)	(46,314)	(30,809)
Benefit for income taxes	—	109	—	202
Net loss attributable to common stockholders	$(24,838)	$(16,441)	$(46,314)	$(30,607)
Net loss per share attributable to common stockholders, basic and diluted	$(0.56)	$(7.03)	$(1.05)	$(13.40)
Weighted-average shares outstanding, basic and diluted	44,165,168	2,337,585	44,051,918	2,284,414
Comprehensive loss:
Net loss	$(24,838)	$(16,441)	$(46,314)	$(30,607)
Net unrealized gain (loss) on marketable securities	(22)	(1)	120	(8)
Total other comprehensive income (loss)	(22)	(1)	120	(8)
Comprehensive loss	$(24,860)	$(16,442)	$(46,194)	$(30,615)

The accompanying notes are an integral part of these condensed financial statements.

SEPTERNA, INC.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except for share data)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2024	44,422,505	$44	$538,321	$56	$(118,374)	$420,047
Issuance of common stock upon exercise of stock options	25,930	—	66	—	—	66
Vesting of restricted common stock	—	—	5	—	—	5
Stock-based compensation expense	—	—	1,482	—	—	1,482
Net unrealized gain on marketable securities	—	—	—	142	—	142
Net loss	—	—	—	—	(21,476)	(21,476)
Balance at March 31, 2025	44,448,435	$44	$539,874	$198	$(139,850)	$400,266
Issuance of common stock upon exercise of stock options	119,456	1	338	—	—	339
Vesting of restricted common stock	—	—	6	—	—	6
Stock-based compensation expense	—	—	1,806	—	—	1,806
Net unrealized loss on marketable securities	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(24,838)	(24,838)
Balance at June 30, 2025	44,567,891	$45	$542,024	$176	$(164,688)	$377,557

	Convertible Preferred Stock						Additional	Accumulated Other		Total
	Series A		Series B		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance at December 31, 2023	75,000,000	$74,694	60,828,720	$74,521	3,168,134	$3	$8,199	$—	$(46,576)	$(38,374)
Issuance of common stock upon exercise of stock options	—	—	—	—	217	—	1	—	—	1
Vesting of restricted common stock	—	—	—	—	—	—	6	—	—	6
Repurchase of unvested restricted common stock	—	—	—	—	(11,517)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	577	—	—	577
Net unrealized loss on marketable securities	—	—	—	—	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	—	—	—	—	(14,166)	(14,166)
Balance at March 31, 2024	75,000,000	$74,694	60,828,720	$74,521	3,156,834	$3	$8,783	$(7)	$(60,742)	$(51,963)
Issuance of Series B Convertible Preferred Stock, net of issuance costs of $479	—	—	60,828,732	74,942	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	6,186	—	10	—	—	10
Vesting of restricted common stock	—	—	—	—	—	—	4	—	—	4
Stock-based compensation expense	—	—	—	—	—	—	628	—	—	628
Net unrealized loss on marketable securities	—	—	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	—	—	(16,441)	(16,441)
Balance at June 30, 2024	75,000,000	$74,694	121,657,452	$149,463	3,163,020	$3	$9,425	$(8)	$(77,183)	$(67,763)

The accompanying notes are an integral part of these condensed financial statements.

SEPTERNA, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(46,314)	$(30,607)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	802	649
Non-cash operating lease expense	1,039	490
Stock-based compensation	3,288	1,205
Accretion of premiums (discounts), net	(1,940)	(230)
Deferred income tax	—	(202)
Other	(3)	(2)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,704)	(767)
Accounts receivable	20	(50)
Other non-current assets	(33)	12
Accounts payable	3,381	(340)
Accrued expenses and other current liabilities	(1,261)	436
Operating lease, net	(905)	(292)
Net cash used in operating activities	(43,630)	(29,698)
Cash flows from investing activities:
Purchases of property and equipment	(440)	(913)
Proceeds from sale of non-financial asset	—	22,625
Purchases of marketable securities	(113,560)	(32,187)
Maturities of marketable securities	108,340	7,910
Net cash used in investing activities	(5,660)	(2,565)
Cash flows from financing activities:
Proceeds from issuance of Series B Convertible Preferred stock, net of issuance costs	—	75,000
Repurchases of unvested restricted common stock	—	(1)
Proceeds from exercise of stock options	405	11
Payments of deferred offering costs	—	(58)
Net cash provided by financing activities	405	74,952
Net (decrease) increase in cash, cash equivalents and restricted cash	(48,885)	42,689
Cash, cash equivalents and restricted cash, beginning of period	239,101	89,388
Cash, cash equivalents and restricted cash, end of period	$190,216	$132,077
Supplemental cash flow information:
Cash paid for income taxes	$—	$157
Supplemental disclosure for noncash investing and financing activities:
Issuance costs of Series B Convertible Preferred Stock included in accounts payable and accrued expenses and other current liabilities	$—	$58
Unpaid deferred offering costs included in accounts payable and accrued expenses and other current liabilities	$—	$355
Property and equipment included in accrued expenses and other current liabilities	$—	$208

Cash, Cash Equivalents and Restricted Cash:

	As of June 30,
	2025	2024
Cash and cash equivalents	$189,311	$131,172
Restricted cash	905	905
Total cash, cash equivalents and restricted cash	$190,216	$132,077

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

For the six months ended June 30, 2025 and 2024, the Company incurred net losses of $46.3 million and $30.6 million, respectively. The Company had an accumulated deficit of $164.7 million as of June 30, 2025. The Company believes its cash, cash equivalents, and marketable securities of $379.2 million as of June 30, 2025 will be sufficient to fund its operations for, at least, 12 months from the date of issuance of the unaudited condensed financial statements.

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in conformity with generally accepted accounting principles in the U.S. (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair presentation of the unaudited interim condensed financial statements for the periods presented have been included. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification and Accounting Standards Updates (“ASUs”), of the Financial Accounting Standards Board (“FASB”). The interim condensed financial statements are unaudited. The operating results presented in these unaudited interim condensed financial statements are not necessarily indicative of the results that may be expected for the full year or for any other future annual or interim period. Actual results could differ materially from estimates and assumptions. As appropriate, the Company assesses estimates each period and updates them to reflect current information, and generally reflect any changes in estimates in the period first identified.

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

Significant Accounting Policies

During the six months ended June 30, 2025, there were no changes to the Company’s significant accounting policies as described in Note 2 of the audited financial statements for the year ended December 31, 2024.

Accounting Pronouncements Not Yet Adopted

From time to time, new accounting pronouncements are issued by the FASB, under its Accounting Standards Codification (“ASC”) or other standard setting bodies, and adopted by the Company as of the specified date.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, an accounting standard update that requires the Company to disclose more detailed information about the types of expenses (including employee compensation, depreciation, and amortization) included in each relevant income statement expense caption. In January 2025, the FASB issued ASU 2025-0, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date", to clarify the effective date of ASU 2024-03. These amendments are effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that these updates will have on its disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The standard is intended to improve income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other

SEPTERNA, INC.

Notes to UNAUDITED Condensed Financial Statements (CONTINUED)

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of June 30,	As of December 31,
	2025	2024
Prepaid expenses	$3,106	$3,114
Prepaid clinical trial costs	1,598	1,164
Interest receivable	1,221	953
Other receivable	1,194	174
Prepaid bonus	271	260
Prepaid taxes	39	39
Other current assets	—	26
Prepaid expenses and other current assets	$7,429	$5,730

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	As of June 30,	As of December 31,
	2025	2024
Lab equipment	$6,064	$5,679
Furniture, fixtures, and office equipment	1,222	1,222
Leasehold improvements	717	717
Computer equipment	401	401
Total property and equipment	8,404	8,019
Less: Accumulated depreciation and amortization	(3,716)	(2,929)
Property and equipment, net	$4,688	$5,090

Depreciation and amortization expense was $0.4 million and $0.8 million for the three and six months ended June 30, 2025, respectively. Depreciation and amortization expense was $0.3 million and $0.6 million for the three and six months ended June 30, 2024 respectively.

SEPTERNA, INC.

Notes to UNAUDITED Condensed Financial Statements (CONTINUED)

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of June 30,	As of December 31,
	2025	2024
Accrued research and development expense	$3,251	$2,888
Accrued employee compensation expense	1,845	4,129
Accrued general and administrative expense	1,129	703
Employee stock purchase plan liability	249	—
Other current liabilities	83	78
Accrued expenses and other current liabilities	$6,557	$7,798

Note 3. Collaboration and Research Service Arrangements

Novo Collaboration Agreement

On May 13, 2025, the Company entered into a Collaboration and License Agreement with Novo Nordisk A/S (“Novo”) (the “Novo Collaboration Agreement”). Under the Novo Collaboration Agreement, the Company and Novo are exclusively collaborating to leverage the Company’s proprietary Native Complex Platform™ to discover, develop and commercialize multiple potential oral small molecule therapies for metabolic-related diseases based on certain specified molecular targets.

The Company and Novo have initially commenced four simultaneous research and development programs (each an “R&D Program”) with each pursuing one or more Collaboration Targets (as defined in the Novo Collaboration Agreement) from discovery through development candidate selection. Beginning with investigational new drug-enabling activities, Novo will then be responsible for all further global development and commercialization for each product candidate at its sole cost and expense. Novo will reimburse the Company for 100% of the fully burdened costs arising from all research and development activities undertaken by the Company under the Novo Collaboration Agreement. Novo is also responsible for all commercialization costs subject to the Company’s profit share option described below for up to one program under the Novo Collaboration Agreement. Pursuant to the terms of the Novo Collaboration Agreement, the Company will provide Novo with exclusive licenses to enable Novo to develop and commercialize products directed at the Collaboration Targets. The Company retains all other rights to its Native Complex Platform™ and all of the Company’s other research and development programs.

The Novo Collaboration Agreement became effective on July 1, 2025, following the receipt of the antitrust clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Company subsequently received a one-time, non-refundable upfront payment of $195.0 million in July 2025. The Company is also eligible to receive up to $498.0 million in research, development, regulatory, and commercial milestone payments for each R&D Program. In addition, the Company is entitled to escalating, tiered royalties ranging from mid to high single-digits based on global product sales on a country-by-country and product-by-product basis. The Company is currently in the process of assessing the accounting for the Novo Collaboration Agreement.

Unless earlier terminated, the term of the Novo Collaboration Agreement continues until expiration of the last royalty term for the applicable product in the applicable country. The Novo Collaboration Agreement is subject to customary termination provisions, including termination by a party for the other party’s uncured, material breach. The Novo Collaboration Agreement also includes customary representations and warranties, covenants and indemnification obligations.

Vertex Asset Purchase and Research Service Agreement

Vertex Asset Purchase Agreement

In September 2023, the Company entered into an asset purchase agreement with Vertex Pharmaceuticals Incorporated (“Vertex”), under which Vertex acquired an IPR&D asset related to a GPCR program, including all intellectual property, materials, and compounds associated with the program (the “Vertex Asset Purchase Agreement”). The Vertex Asset Purchase Agreement also provides for a potential milestone payment payable to the Company contingent upon the achievement of a milestone event. As of June 30, 2025, the variable consideration related to this milestone payment was determined to be improbable of receipt.

SEPTERNA, INC.

Notes to UNAUDITED Condensed Financial Statements (CONTINUED)

In July 2025, this milestone event was determined to have been achieved and, as a result, the Company received a payment of $12.5 million in August 2025. After this milestone payment, the Company will not receive any other payments related to this IPR&D asset.

Vertex Research Service Agreement

In conjunction with the Vertex Asset Purchase Agreement, the Company entered into research service agreement with Vertex (the "Vertex Research Service Agreement"). The Company recognizes service revenue associated with the Vertex Research Service Agreement over the performance period of the research services as the services are provided in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”).

During the three and six months ended June 30, 2025, the Company recorded service revenue of $0.1 million and $0.3 million, respectively, related to research activities performed in connection with the Vertex Research Service Agreement. During the three and six months ended June 30, 2024, the Company recorded service revenue of $0.4 million and $0.7 million, respectively, related to research activities performed in connection with the Vertex Research Service Agreement.

As of June 30, 2025 and December 31, 2024, the Company’s accounts receivable was entirely attributed to Vertex. As of June 30, 2025 and December 31, 2024, no allowance for credit loss was recorded related to accounts receivable.

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

SEPTERNA, INC.

Notes to UNAUDITED Condensed Financial Statements (CONTINUED)

The fair value measurements of the Company’s cash equivalents and marketable securities are identified at the following levels within the fair value hierarchy (in thousands):

	June 30, 2025
		Fair Value Measurement
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$93,893	$93,893	$—	$—
Commercial paper	82,124	—	82,124	—
U.S. treasury securities	6,958	—	6,958	—
Marketable securities, current:
U.S. treasury securities	112,883	—	112,883	—
U.S. government agency securities	14,760	—	14,760	—
Commercial paper	7,637	—	7,637	—
Corporate debt securities	1,970	—	1,970	—
Marketable securities, non-current:
U.S. treasury securities	49,819	—	49,819	—
U.S. government agency securities	2,814	—	2,814	—
Total measured at fair value	$372,858	$93,893	$278,965	$—

	As of December 31, 2024
		Fair Value Measurement
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$141,779	$141,779	$—	$—
Commercial paper	82,527	—	82,527	—
U.S. government agency securities	8,059	—	8,059	—
Marketable securities, current:
U.S. treasury securities	73,555	—	73,555	—
Commercial paper	23,487	—	23,487	—
U.S. government agency securities	14,193	—	14,193	—
Corporate debt securities	1,492	—	1,492	—
Marketable securities, non-current:
U.S. treasury securities	65,406	—	65,406	—
U.S. government agency securities	2,514	—	2,514	—
Corporate debt securities	1,946	—	1,946	—
Total measured at fair value	$414,958	$141,779	$273,179	$—

SEPTERNA, INC.

Notes to UNAUDITED Condensed Financial Statements (CONTINUED)

Marketable Securities

As of June 30, 2025 and December 31, 2024, the Company’s marketable securities consist of debt securities, including U.S. Treasury and agency securities, corporate debt securities and commercial paper. These marketable securities are carried at fair value and are included in the tables above. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. At each reporting date, the Company evaluates securities with unrealized losses to determine whether such losses, if any, are due to credit-related factors. The Company evaluates, among others, whether the Company has the intention to sell any of these marketable securities and whether it is not more likely than not that the Company will be required to sell any of them before recovery of the amortized cost basis. Neither of these criteria were met at June 30, 2025 or December 31, 2024. The credit ratings of the securities held remain of the highest quality. Moreover, the Company continues to receive payments of interest and principal as they become due, and the Company's expectation is that those payments will continue to be received timely. Based on this evaluation, as of June 30, 2025 and December 31, 2024, the Company determined that unrealized losses of its marketable securities were primarily attributable to changes in interest rates and non-credit related factors. As such, no allowances for credit losses were recorded at June 30, 2025 or December 31, 2024.

Interest receivable as of June 30, 2025 and December 31, 2024 was $1.2 million and $1.0 million, respectively, and is recorded as a component of prepaid expenses and other current assets on the Company’s condensed balance sheets.

As of June 30, 2025 and December 31, 2024, all marketable securities in an unrealized loss position had been in an unrealized loss position for less than 12 months. As of June 30, 2025, the Company held 50 marketable securities in an unrealized loss position. As of December 31, 2024, the Company held 36 marketable securities in an unrealized loss position.

As of June 30, 2025, the following table summarizes the amortized cost and the unrealized gains (losses) of the marketable securities presented within marketable securities and cash equivalents (in thousands):

	Remaining				Aggregate
	Contractual				Estimated Fair
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Value
U.S. treasury securities	Less than 1	$119,790	$59	$(8)	$119,841
Commercial paper	Less than 1	89,781	—	(20)	89,761
U.S. government agency securities	Less than 1	14,748	17	(5)	14,760
Corporate debt securities	Less than 1	1,964	6	—	1,970
Total maturity less than 1 year		226,283	82	(33)	226,332
U.S. treasury securities	1 to 2	49,692	127	—	49,819
U.S. government agency securities	1 to 2	2,814	—	—	2,814
Total		$278,789	$209	$(33)	$278,965

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

SEPTERNA, INC.

Notes to UNAUDITED Condensed Financial Statements (CONTINUED)

As of June 30, 2025, the following table summarizes marketable securities in an unrealized loss position (in thousands):

	Less than 12 Months
	Fair Value	Gross Unrealized Loss
Commercial paper	$89,761	$(20)
U.S. treasury securities	39,357	(8)
U.S. government agency securities	12,197	(5)
Total	$141,315	$(33)

As of December 31, 2024, the following table summarizes marketable securities in an unrealized loss position (in thousands):

	Less than 12 Months
	Fair Value	Gross Unrealized Loss
Corporate debt securities	$987	$(1)
Commercial paper	70,172	(9)
U.S. government agency securities	6,469	(3)
U.S. treasury securities	52,508	(58)
Total	$130,136	$(71)

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

Note 6. Common Stock

As of June 30, 2025 and December 31, 2024, the Company was authorized to issue 500.0 million shares of common stock, par value $0.001 per share.

SEPTERNA, INC.

Notes to UNAUDITED Condensed Financial Statements (CONTINUED)

The Company reserved the following shares of common stock, on an as-converted basis, for future issuance:

	As of June 30,	As of December 31,
	2025	2024
Options issued and outstanding	3,299,998	2,938,982
Shares reserved for future grants under 2024 Stock Option and Incentive Plan	5,458,638	3,743,915
Shares reserved for issuance under 2024 Employee Stock Purchase Plan	369,402	369,402
Total common stock reserved for future issuance	9,128,038	7,052,299

Note 7. Stock-Based Compensation

Stock Plans

In October 2024, the Company’s board of directors adopted, and its stockholders approved, the 2024 Stock Option and Incentive Plan (the “2024 Plan”), which superseded the Company’s 2021 Stock Option and Grant Plan, as amended (the “2021 Plan”) (together, the “Stock Plans”).

On January 1, 2025, 2.2 million shares of common stock, representing 5% of the Company’s outstanding shares of common stock as of December 31, 2024, were added to the 2024 Plan. As of June 30, 2025, there were 5.5 million shares available for issuance under the 2024 Plan.

Restricted Stock Awards

The following summarizes restricted stock award activity:

	Number of Shares Outstanding	Weighted-Average Grant Date Fair Value Per Share
Balance at December 31, 2024	576,829	$2.62
Restricted stock awards vested	(235,108)	2.91
Balance at June 30, 2025	341,721	2.41

Restricted stock awards of 341,721 and 576,829 shares were subject to repurchase as of June 30, 2025 and December 31, 2024, respectively. The aggregate grant date fair value of shares vested during the three and six months ended June 30, 2025 was $0.3 million and $0.7 million, respectively.

Stock Options

The following summarizes stock option activity:

	Stock Options Outstanding
	Total Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2024	2,938,982	$4.64	9.11	$53,706
Granted	590,988	10.71
Exercised	(145,386)	2.78
Cancelled/forfeited	(84,586)	4.48
Outstanding as of June 30, 2025	3,299,998	5.81	8.92	16,770
Exercisable as of June 30, 2025	728,861	3.54	8.39	5,121

SEPTERNA, INC.

Notes to UNAUDITED Condensed Financial Statements (CONTINUED)

The aggregate fair value of stock options that vested for the three and six months ended June 30, 2025 was $0.9 million and $1.7 million, respectively. The stock options granted in the three months ended June 30, 2025 had a weighted-average grant-date fair value per share of $6.73 and a total grant-date fair value of $1.9 million. The stock options granted in the six months ended June 30, 2025 had a weighted-average grant-date fair value per share of $8.06 and a total grant-date fair value of $4.8 million. The total intrinsic value of stock options exercised during three and six months ended June 30, 2025 was $0.4 million and $0.7 million, respectively.

Of the total stock options granted during the six months ended June 30, 2025, options to purchase 0.2 million shares granted to one of the Company's officers include accelerated vesting provisions associated with certain change of control events.

Stock Option Valuation

The weighted-average assumptions used to value employee and non-employee stock option awards granted under the Stock Plans using the Black Scholes option pricing model, were as follows:

	Six Months Ended June 30,
	2025	2024
Fair value of common stock	$8.06	$2.76
Risk-free interest rate	4.22%	4.25%
Expected volatility	88.6%	92.0%
Expected term (years)	5.93	5.99
Expected dividend yield	—%	—%

2024 ESPP

In October 2024, the Company’s board of directors adopted, and its stockholders approved, the 2024 Employee Stock Purchase Plan (the “2024 ESPP”), which became effective immediately prior to the effective date of the Company's IPO.

As of June 30, 2025, the Company has not issued any shares under the 2024 ESPP as the first offering period began in May 2025, and the first purchase date has not yet taken place. As of June 30, 2025, there were 0.4 million shares available for issuance under the 2024 ESPP. For the three and six months ended June 30, 2025, the Company recorded approximately $0.3 million of compensation expense associated with the 2024 ESPP.

Stock-based Compensation Expense

Stock-based compensation expense for restricted stock awards, stock options and the 2024 ESPP recognized in the Company’s condensed statements of operations and comprehensive loss is presented as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development expense	$983	$314	$1,645	$611
General and administrative expense	823	314	1,643	594
Total stock-based compensation expense	$1,806	$628	$3,288	$1,205

As of June 30, 2025, total unrecognized stock-based compensation expense related to unvested restricted stock awards and unvested stock options was $16.3 million, which is expected to be recognized over a weighted-average period of 2.6 years. As of June 30, 2025, total unrecognized stock-based compensation expense related to the 2024 ESPP was $1.3 million, which is expected to be recognized over a weighted average period of 1.2 years.

Note 8. Related Parties

Third Rock Ventures

In August 2021, the Company entered into a service agreement (the “TRV service agreement”) with Third Rock Ventures, LLC (“TRV”), a holder of more than 5% of the Company’s outstanding capital stock, under which TRV provides consulting services to the Company. For the three and six months ended June 30, 2025, the Company incurred no fees under the TRV service agreement. For the three and six months ended June 30, 2024, under the TRV service agreement, the Company incurred fees of $0.1 million which were

SEPTERNA, INC.

Notes to UNAUDITED Condensed Financial Statements (CONTINUED)

recorded within general and administrative expenses in the Company’s condensed statements of operations and comprehensive loss. As of December 31, 2024, $0.1 million of expense related to TRV was recorded in accrued expenses and other current liabilities. There were no expenses related to TRV in accrued expenses and other current liabilities on the Company’s condensed balance sheets at June 30, 2025.

The Company’s former interim Chief Medical Officer, and also a member of the Company’s board of directors, is affiliated with TRV (the “TRV Board Member”). The TRV Board Member did not receive any cash compensation from the Company for his service as its interim Chief Medical Officer, as his services were provided to the Company through the TRV service agreement. The TRV Board Member ceased serving as interim Chief Medical Officer in September 2024. In December 2024, the Company entered into a separate consulting agreement with the TRV Board Member, which includes cash compensation to be paid directly to the TRV Board member.

During the three and six months ended June 30, 2025, total fees incurred related to the TRV Board Member’s consulting services were immaterial and $0.1 million, respectively. As of June 30, 2025, outstanding accounts payable to the TRV Board Member for consulting services was immaterial.

For the three and six months ended June 30, 2024, the fees attributed to consulting services provided by the TRV Board Member as the interim Chief Medical Officer were immaterial and $0.1 million, respectively. Additionally, as compensation for his services as the Company's interim Chief Medical Officer, the Company granted him options to purchase 23,227 shares of common stock during the six months ended June 30, 2024 at an exercise price of $2.76 per share.

Note 9. Net Loss Per Share

For all periods presented, diluted net loss per share is the same as basic net loss per share since the effect of including potential common shares is anti-dilutive. Potentially dilutive securities not included in the calculation of diluted net loss per share were as follows (in common stock equivalent shares):

	As of June 30,
	2025	2024
Outstanding stock options	3,299,998	1,796,272
Unvested restricted stock subject to repurchase	341,721	711,193
Employee stock purchase plan	41,108	—
Total antidilutive securities	3,682,827	2,507,465

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

SEPTERNA, INC.

Notes to UNAUDITED Condensed Financial Statements (CONTINUED)

The CODM is regularly provided with the following significant segment expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$119	$370	$338	$687
Employee-related expenses, excluding stock-based compensation	7,554	5,143	14,401	9,583
Stock-based compensation	1,806	628	3,288	1,205
External research and development expenses	11,887	7,439	22,126	13,631
External general and administrative expenses	2,492	1,471	5,144	2,325
Other segment expenses*	5,358	3,754	10,267	7,498
Total operating expenses	29,097	18,435	55,226	34,242
Loss from operations	(28,978)	(18,065)	(54,888)	(33,555)
Other income, net	4,140	1,515	8,574	2,746
Loss before provision for income taxes	(24,838)	(16,550)	(46,314)	(30,809)
Benefit for income taxes	—	109	—	202
Net loss	$(24,838)	$(16,441)	$(46,314)	$(30,607)

(*) Other segment expenses include facility-related and office-related costs, information technology costs, general laboratory costs, and other operating expenses.

As of June 30, 2025 and December 31, 2024, all of the Company’s property and equipment was maintained in the U.S. For the three and six months ended June 30, 2025 and 2024, the Company’s revenue was generated from providing research services and was earned in the U.S.

Note 11. Subsequent Event

On July 4, 2025, the One Big Beautiful Bill Act (“H.R.1”) was signed into law, which introduced significant changes to the U.S. federal income tax code. Among other changes, H.R.1 makes permanent key elements of the Tax Cuts and Jobs Act, including restoring 100% bonus depreciation, eliminating the capitalization requirement for domestic research and development expenses, and modifying the business interest expense limitation, which now allows depreciation and amortization to be included in the limitation calculation. ASC 740 requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted in the third quarter of 2025. The Company is in the process of evaluating H.R.1's impact on its condensed financial statements.

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

We expect to continue to incur significant and increasing expenditures for the next several years as we:

•
continue to advance our product candidates through preclinical studies and into clinical trials;
•
attract, hire and retain additional personnel;
•
continue to operate as a public company, including expenses related to compliance with the rules and regulations of the SEC and those of any national securities exchange on which our securities are traded, legal, auditing, insurance expenses, investor relations activities, and other administrative and professional services;
•
continue our research and development efforts and expand our pipeline of product candidates;
•
acquire, discover, validate, and develop additional product candidates;
•
manufacture supplies for our preclinical studies and clinical trials;
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

Our net losses may fluctuate significantly from period to period, depending upon the timing of our expenditures on research and development activities. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our accounts payable and accrued expenses and other current liabilities, which includes accrued research and development, in the statements of cash flows in our audited and unaudited interim condensed financial statements included elsewhere in the Quarterly Report. Our net loss was $46.3 million and $30.6 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $164.7 million.

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

We have historically financed our operations primarily through the issuances of convertible promissory notes and convertible preferred stock, and, most recently, through an initial public offering (“IPO”). In October 2024, we completed our IPO, pursuant to which we issued and sold an aggregate of 18.4 million shares of our common stock (inclusive of an additional 2.4 million shares of our common stock issued and sold pursuant to the underwriters' exercise of their option to purchase additional shares in full). The aggregate net proceeds received by us from the IPO was $302.8 million, net of total offering costs of $28.4 million.

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

We conduct research and manufacturing work outside of the U. S., including China, that may be affected by tariffs, including tariffs that have been or may in the future be imposed by the U.S. or other countries through reciprocal tariffs. While we do not currently believe tariffs will have a material impact on our business or results of operations, we will continue to carefully monitor the situation.

Collaboration, Research Service, and Asset Purchase Agreements

Novo Collaboration Agreement

In May 2025, we entered into a global Collaboration and License Agreement with Novo Nordisk A/S (“Novo”) (the “Novo Collaboration Agreement”). Under the Novo Collaboration Agreement, we and Novo are exclusively collaborating to leverage our proprietary Native Complex Platform™ to discover, develop and commercialize multiple potential oral small molecule therapies for metabolic-related diseases based on certain specified molecular targets. The collaboration objective is to discover and develop several novel mono-, dual-, or triple-acting oral small molecule drug candidates directed across five GPCRs, including the GLP-1, GIP, and glucagon receptors (the “Collaboration Targets”). The collaboration includes our most advanced preclinical metabolic program focused on developing an oral small molecule agonist to the GIP receptor. We and Novo have initially commenced four simultaneous research and development programs (each an “R&D Program”) with each pursuing one or more Collaboration Targets from discovery through development candidate selection.

In July 2025, following the receipt of the antitrust clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), the Novo Collaboration Agreement became effective and, subsequently, we received a one-time, non-refundable upfront payment of $195.0 million. For each R&D Program, we are also eligible to receive up to approximately $498.0 million in research, development, regulatory, and commercial milestone payments. In addition, we are entitled to escalating, tiered royalties ranging from mid-to-high single-digits based on global product sales on a country-by-country and product-by-product basis with respect to a R&D Program until the later of ten years after the date of first commercial sale of the first product in such R&D Program in such country, expiration of specified patent rights covering such product in such country or the expiration of specified regulatory exclusivity for the first product in such R&D Program in such country. See Note 3 to the condensed financial statements included elsewhere in this Quarterly Report for additional information.

Vertex Asset Purchase and Research Service Agreement

Vertex Asset Purchase Agreement

In September 2023, we entered into an asset purchase agreement with Vertex Pharmaceuticals Incorporated (“Vertex”) under which Vertex acquired an IPR&D asset related to a GPCR program, including all intellectual property, materials, and compounds associated with the program (“Vertex Asset Purchase Agreement”). The Vertex Asset Purchase Agreement also provides for a potential milestone payment payable to us contingent upon the achievement of a milestone event. As of June 30, 2025, the variable consideration related to this milestone payment was determined to be improbable of receipt.

In July 2025, this milestone event was determined to have been achieved and, as a result, we received a payment of $12.5 million in August 2025. After this milestone payment, we will not receive any other payments related to this IPR&D asset.

Vertex Research Service Agreement

In conjunction with the Vertex Asset Purchase Agreement, we entered into a research service agreement with Vertex under which we agreed to perform certain exploratory research activities for Vertex (“Vertex Research Service Agreement”).

The Vertex Research Service Agreement is for a two-year term; however, Vertex has the ability to terminate the agreement with a 30-day notice at any time. As a result, we concluded that the contract duration is 30 days, representing a month-to-month service contract. We recognize revenue associated with the Vertex Research Service Agreement over the performance period of the research services as the services are provided.

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

Income Taxes

We are subject to corporate U. S. federal and state income taxation. Our benefit for income taxes is recorded in accordance with Accounting Standard Codification 740, Accounting for Income Taxes, which provides for deferred taxes using an asset and liability approach. We establish a valuation allowance against all of our net deferred tax assets. We consider all available evidence, both positive and negative, including but not limited to our historical operating results, income or loss in recent periods, cumulative losses in recent years, forecasted earnings (losses), future taxable income (loss), and significant risk and uncertainty related to forecasts, and concluded the deferred tax assets are not more likely than not to be realized.

On July 4, 2025, the One Big Beautiful Bill Act (“H.R.1”) was signed into law, which introduced significant changes to the U.S. federal income tax code. Among other changes, H.R.1 makes permanent key elements of the Tax Cuts and Jobs Act, including restoring 100% bonus depreciation, eliminating the capitalization requirement for domestic research and development expenses, and modifying the business interest expense limitation, which now allows depreciation and amortization to be included in the limitation calculation. ASC 740 requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted in the third quarter of 2025. We are in the process of evaluating H.R.1's impact on our condensed financial statements.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2025 and 2024

Our results of operations for each of the periods indicated are summarized in the table below (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Revenue	$119	$370	$(251)	$338	$687	$(349)
Operating expenses:
Research and development	22,188	15,035	7,153	41,459	28,188	13,271
General and administrative	6,909	3,400	3,509	13,767	6,054	7,713
Total operating expenses	29,097	18,435	10,662	55,226	34,242	20,984
Loss from operations	(28,978)	(18,065)	(10,913)	(54,888)	(33,555)	(21,333)
Other income, net:
Interest income	4,165	1,530	2,635	8,627	2,809	5,818
Other expense, net	(25)	(15)	(10)	(53)	(63)	10
Total other income, net	4,140	1,515	2,625	8,574	2,746	5,828
Loss before benefit for income taxes	(24,838)	(16,550)	(8,288)	(46,314)	(30,809)	(15,505)
Benefit for income taxes	—	109	(109)	—	202	(202)
Net loss	$(24,838)	$(16,441)	$(8,397)	$(46,314)	$(30,607)	$(15,707)

Revenue

We recorded service revenue of $0.1 million and $0.4 million for the three months ended June 30, 2025 and 2024, respectively. We recorded service revenue of $0.3 million and $0.7 million for the six months ended June 30, 2025 and 2024, respectively. Our service revenue was generated from research activities performed for Vertex in connection with the Vertex Research Service Agreement.

Operating Expenses

Research and Development

The following table summarizes our research and development expenses for the periods indicated by direct and unallocated costs (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Direct costs:
PTH1R	$2,524	$2,731	$(207)	$6,733	$4,746	$1,987
SEP-631 (MRGPRX2)	2,743	434	2,309	3,765	874	2,891
Other programs	5,796	1,026	4,770	9,996	2,153	7,843
Unallocated costs:
Payroll-related costs	6,320	4,295	2,025	11,733	7,976	3,757
External research and development costs	1,227	3,405	(2,178)	2,473	6,459	(3,986)
Facility-related and office costs	2,050	1,262	788	3,976	2,435	1,541
Other costs	1,528	1,882	(354)	2,783	3,545	(762)
Total research and development expense	$22,188	$15,035	$7,153	$41,459	$28,188	$13,271

Research and development expenses were $22.2 million and $15.0 million for the three months ended June 30, 2025 and 2024, respectively. The increase was primarily due to (i) $6.9 million of higher direct costs associated with our clinical and preclinical and research programs, (ii) $2.0 million of higher employee-related costs as a result of increased headcount as we continue to grow our business, and (iii) $0.8 million of higher facility-related and office costs as we expanded our office space in July 2024 to accommodate higher occupancy and larger operational activities, partially offset by $2.2 million of lower expenses attributable to unallocated external research and development costs and $0.4 million of lower other research and development expense.

Research and development expenses were $41.5 million and $28.2 million for the six months ended June 30, 2025 and 2024, respectively. The increase was primarily due to (i) $12.7 million of higher direct costs associated with our clinical and preclinical and research programs, including $1.6 million of higher clinical trial expenses, (ii) $3.8 million of higher employee-related costs as a result of increased headcount as we continue to grow our business, and (iii) $1.5 million of higher facility-related and office costs as we expanded our office space in July 2024 to accommodate higher occupancy and larger operational activities, partially offset by $4.0 million of lower expenses attributable to unallocated external research and development costs and $0.8 million of lower other research and development expense.

In February 2025, the SEP-786 clinical study was discontinued and, as a result, we do not anticipate incurring significant additional clinical trial costs associated with this study. We expect to continue to incur increased research and development expenses as we advance SEP-631 (MRGPRX2) into clinical development and continue to advance next-generation oral small molecule PTH1R agonists from our PTH1R program and other programs in our pipeline toward clinical development.

General and Administrative

General and administrative expenses were $6.9 million and $3.4 million for the three months ended June 30, 2025 and 2024, respectively. The increase was primarily due to (i) $1.5 million of higher employee-related costs as a result of increased headcount to support our growing operations, (ii) $1.3 million of higher legal and consulting fees mainly attributable to costs associated with operating as a public company following our IPO in October 2024, (iii) $0.4 million of higher IT-related expenses, and (iv) $0.2 million of higher facility-related and office costs as we expanded our office space in July 2024 to accommodate higher occupancy and larger operational activities.

General and administrative expenses were $13.8 million and $6.1 million for the six months ended June 30, 2025 and 2024, respectively. The increase was primarily due to (i) $3.3 million of higher legal and consulting fees, mainly attributable to costs associated with operating as a public company following our IPO in October 2024, (ii) $2.9 million of higher employee-related costs as a result of increased headcount to support our growing operations, (iii) $0.8 million of higher IT-related expenses, and (iv) $0.3 million of higher facility-related and office costs as we expanded our office space in July 2024 to accommodate higher occupancy and larger operational activities.

Other Income, Net

Interest Income

Interest income was $4.2 million and $1.5 million for the three months ended June 30, 2025 and 2024, respectively. Interest income was $8.6 million and $2.8 million for the six months ended June 30, 2025 and 2024, respectively. The increases in interest income for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024, respectively, were due to higher interest rates and higher balances of invested cash in cash equivalents and marketable securities.

Benefit for Income Taxes

We recognized $0.1 million and $0.2 million of benefit for income taxes for the three and six months ended June 30, 2024, respectively. We did not record any benefit or provision for income taxes for the three and six months ended June 30, 2025.

Liquidity and Capital Resources

Sources of Liquidity

Our net losses were $46.3 million and $30.6 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $164.7 million. Since our founding, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, developing our proprietary and structure-based drug discovery platform, identifying and discovering our product candidates, establishing our intellectual property portfolio, conducting research and preclinical studies, including IND-enabling studies, initiating and conducting clinical trials, establishing arrangements with third parties for the manufacture of our product candidates and related raw materials, and providing general and administrative support for these operations. We expect to continue to incur substantial expenditures for our research and development programs.

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

In July 2025, upon the effectiveness of the Novo Collaboration Agreement, we received an upfront payment of $195.0 million. We believe our cash, cash equivalents and marketable securities of $379.2 million as of June 30, 2025, together with the upfront payment of $195.0 million from the Novo Collaboration Agreement and the milestone payment of $12.5 million from the Vertex Asset Purchase Agreement, will be sufficient to fund our operations and capital expenditure requirements at least into 2029.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(43,630)	$(29,698)
Net cash used in investing activities	(5,660)	(2,565)
Net cash provided by financing activities	405	74,952
Net (decrease) increase in cash, cash equivalents and restricted cash	$(48,885)	$42,689

Net Cash Used in Operating Activities

Net cash used in operating activities was $43.6 million and $29.7 million for the six months ended June 30, 2025 and 2024, respectively. The net cash used in operating activities for the six months ended June 30, 2025 was due to our net loss of $46.3 million and a $0.5 million of net change in operating assets and liabilities, partially offset by $3.2 million of non-cash charges for depreciation and amortization, stock-based compensation, non-cash operating lease expense, and accretion of discounts, net, on marketable securities.

The net cash used in operating activities for the six months ended June 30, 2024 was due to our net loss of $30.6 million and $1.0 million of net change in operating assets and liabilities, partially offset by $1.9 million of non-cash charges for depreciation and amortization, stock-based compensation, non-cash operating lease expense, deferred income tax and accretion of discounts, net, on marketable securities.

Net Cash Used in Investing Activities

Net cash used in investing activities of $5.7 million for the six months ended June 30, 2025 was attributable to $113.6 million of purchases of marketable securities and $0.4 million of purchases of property and equipment, partially offset by the maturity of $108.3 million of marketable securities.

Net cash used in investing activities of $2.6 million for the six months ended June 30, 2024 was attributable to $32.2 million of purchases of available-for-sale marketable securities and $0.9 million of purchases of property and equipment, partially offset by the receipt of the remaining $22.6 million from the sale of non-financial asset during the year ended December 31, 2023 and the maturity of $7.9 million of available-for-sale marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $0.4 million for the six months ended June 30, 2025 was attributable to the proceeds from the exercise of stock options.

Net cash provided by financing activities of $75.0 million for the six months ended June 30, 2024 was primarily attributable to the net proceeds from the sale and issuance of our Series B convertible preferred stock.

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
•
our ability to maintain existing collaborations or strategic relationships and the extent to which we identify and enter into future collaborations or other arrangements with additional third parties in order to further develop our product candidates, as well as our ability to realize the intended and potential benefits of such agreements and collaborations;
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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect existing stockholders’ rights as common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We historically financed our operations primarily through the issuances of convertible promissory notes and convertible preferred stock, and most recently, through an IPO. In October 2024, we completed our IPO, which resulted in net proceeds of $302.8 million, net of total offering costs of $28.4 million. Since our inception, we have devoted substantially all of our resources to raising capital, organizing and staffing our company, business and scientific planning, conducting discovery and research and development activities, establishing, maintaining, and protecting our intellectual property portfolio, developing and progressing our product candidates and preparing for clinical trials, establishing arrangements with third parties for the manufacture of our product candidates and component materials, engaging in collaboration activities, and providing general and administrative support for these operations.

Critical Accounting Policies and Use of Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”). The preparation of these condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

During the six months ended June 30, 2025, there have been no material changes to our critical accounting policies and estimates as described in our Annual Report.

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

Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that these disclosures controls were effective at a reasonable assurance level as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on September 30, 2025 and the current U.S. administration is focused on reducing costs of the federal government generally, including significantly reducing the number of government employees. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA, EMA, and other comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the FDA have fluctuated in recent years as a result. The current U.S. administration has issued executive orders seeking to greatly reduce the size of the federal workforce, including through layoffs and severance packages offered to employees of federal agencies within the executive branch and independent agencies, including the FDA. Any such reduction in personnel may result in longer review times by the FDA and other agencies.

Disruptions and personnel turnover, as a result of leadership changes, staff reductions or otherwise, at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Changes and cuts in FDA staffing have been reported by some within the pharmaceutical industry as creating instances of delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. There is also substantial uncertainty as to how regulatory reform measures being implemented by the current U.S. administration, and other political developments, such as government shutdowns or work stoppages, would impact other U.S. regulatory agencies, such as the FDA, SEC and U.S. Patent and Trademark Office (“USPTO”), on which our operations rely. For example, in March 2025, the Department of Health and Human Services announced a broad-scale restructuring effort designed to significantly reduce FDA headcount. In April 2025, FDA employees began to receive reduction in force notices. In addition, over the last several years, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, furloughed critical employees and ceased critical activities. If a prolonged government shutdown occurs, or if staffing changes prevent the FDA, USPTO or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, including formal and informal interactions with product developers, it could significantly impact the ability of such regulatory agencies to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Unfavorable global economic conditions, political instability and geopolitical events could adversely affect our business, financial condition, stock price, and results of operations.

Our business could be adversely affected by unstable economic and political conditions within the U.S. and foreign jurisdictions, including as a result of an economic downturn and geopolitical events, such as changes in the U.S. federal policy that affect the geopolitical landscape. The global credit and financial markets have also generally experienced extreme volatility and disruptions (including as a result of actual or perceived changes in interest rates, inflation and macroeconomic uncertainties), which has included severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, high inflation, uncertainty about economic stability, global supply chain disruptions, and increases in unemployment rates. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A severe or prolonged economic downturn could result in a variety of risks to our business, including a decrease in the demand for our product candidates and in our ability to raise additional capital when needed on acceptable terms, if at all.

The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflicts, such as the ongoing conflicts between Russia and Ukraine, Israel and Iran, and Israel and Hamas, terrorism, or other geopolitical events. Sanctions imposed by the U.S. and other countries in response to such conflicts, including the one in Ukraine, may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Additionally, changes to policy implemented by the U.S. Congress, the current U.S. administration or any new U.S. administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, in 2018 and 2019, increased tariffs were implemented on goods imported into the U.S., particularly from China, Canada, and Mexico. Additionally, in 2025, the U.S. imposed significant tariffs on imports from other countries, including a baseline tariff of 10% on imports into the U.S. and higher tariffs on multiple designated countries (including the EU Member States, China, Canada, and Mexico), such as "reciprocal" tariffs at varying rates. Such tariffs have prompted retaliatory measures from several countries, which may further escalate. On April 9, 2025, the U.S. announced that the imposition of most "reciprocal" tariffs would be paused for 90 days pending negotiations with the relevant countries. While pharmaceutical products are currently excluded from the baseline and "reciprocal" tariffs imposed by the U.S., such tariffs still apply to the raw materials and other products necessary for the manufacture and formulation of our product candidates.

In addition, the current U.S. administration has expressed an intent to impose tariffs on pharmaceutical imports, with the stated policy objective of reshoring pharmaceutical manufacturing to the U.S. Among other means, such tariffs may be imposed by the U.S. under Section 232 of the Trade Expansion Act of 1962, as amended, pursuant to which the U.S. Department of Commerce recently initiated an investigation to determine the effects of importing pharmaceuticals and pharmaceutical ingredients on national security. While certain tariffs have subsequently been suspended, modified or temporarily reduced, we cannot predict the results of the U.S. government’s trade negotiations or the outcome of ongoing legal challenges to specific tariff policies. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. There has also been proposed U.S. legislation, such as the bill titled the BIOSECURE Act, that may restrict the ability of U.S. pharmaceutical companies to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. We continue to assess the legislation as it develops to determine whether it could have an effect on our contractual relationships. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

In the U.S. and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval. For more information, see the section titled “Business-Government Regulation-Current and Future U.S. Healthcare Reform.”

Among policy makers and payors in the U.S. and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the U.S., the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry.

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
•
the availability of capital.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical and biologic products. In addition, there has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.

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

On April 15, 2025, the current U.S. administration published Executive Order 14273, “Lowering Drug Prices by Once Again Putting Americans First,” which generally directs the federal government to take measures to reduce drug prices, including eliminating the so-called “pill penalty” under the IRA that creates a distinction between small molecule and large molecule products for purposes of determining when a drug may be eligible for drug price negotiation. On May 12, 2025, the current U.S. administration published Executive Order 14297, “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients” which generally, among other things, directs the federal government to establish and communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations. Further, the Executive Order directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the current U.S. administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer American consumers the most-favored-nation lowest price. It also directs the Secretary of Commerce and the U.S. Trade Representative to “take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy, or practice that may be unreasonable or discriminatory or that may impair U.S. national security. including by suppressing the price of pharmaceutical products below fair market value in foreign countries.” Notably, a similar “Most Favored Nation” pricing rule enacted in 2020 was subject to an injunction resulting from judicial challenges to the rule, which was formally rescinded in August 2021.

In addition, at the state level, legislatures have increasingly passed legislation and implemented regulations similar to those under consideration at the federal level, as well as laws designed to control pharmaceutical and biotherapeutic product pricing, including restrictions on pricing or reimbursement at the state government level, limitations on discounts to patients, marketing cost disclosure and transparency measures, restrictions or other limitations on patient assistance, and, in some cases, policies to encourage importation from other countries (subject to federal approval) and bulk purchasing. Certain states are also pursuing cost containment efforts through Prescription Drug Affordability Boards and similar entities.

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

The U.S. Congress, the current U.S. administration, or any new U.S. administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business

Since the start of the current U.S. administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. For example, the U.S. government has adopted new approaches to trade policy and in some cases may renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. The U.S. government has also imposed substantial tariffs on most countries throughout the world and has further threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. Changes to U.S. policy implemented by the U.S. Congress, the current U.S. administration or any new U.S. administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

Legislation or other changes in U.S. tax law may have a material adverse effect on our business, cash flow, financial condition, or results of operations.

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. For example, the One Big Beautiful Bill Act (“H.R.1”) was signed into law on July 4, 2025 and made significant changes to U.S. federal tax law. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. For example, under Section 174 of the Internal Revenue Code of 1986, as amended (the “IRC”), in taxable years beginning after December 31, 2021, expenses that are incurred for research and development performed outside the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. H.R.1 provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the U.S. may, at the taxpayer’s election, be immediately deducted or capitalized and amortized. In addition, H.R.1 provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the U.S. in such taxable years by filing amended tax returns for such taxable years, and all other taxpayers that are not eligible to make such an election and that amortized expenses for research and development performed in the U.S. in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31, 2024. In recent years, many changes have been made to applicable tax laws and changes are likely to continue to occur in the future. For example, under Section 174 of the Code, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development in the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Rule 10b5-1 Trading Plans

None of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter ended June 30, 2025 covered by this Quarterly Report.

Item 6. Exhibits.

(a) Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-42382	3.1	October 28, 2024
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-42382	3.2	October 28, 2024
4.1†	Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders, dated as of June 28, 2023.	S-1	333-282469	4.1	October 24, 2024
4.2	Specimen Common Stock Certificate.	S-1	333-282469	4.2	October 24, 2024
10.1*#	Novo Collaboration Agreement, between the Registrant and Novo Nordisk A/S, dated as of May 13, 2025.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

# Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the SEC because the Registrant has determined that information is both not material and is the type that the registrant treats as private or confidential.

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

Septerna, Inc.

Date: August 11, 2025	By:	/s/ Jeffrey Finer, M.D., Ph.D.
Jeffrey Finer, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2025	By:	/s/ Gil M. Labrucherie, CFA, J.D.
Gil M. Labrucherie, CFA, J.D.
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)