Form 10-Q
period 2025-09-30
Septerna, Inc.
filed 2025-11-10
CIK 1984086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 4, 2025 the registrant had 44,774,192 shares of common stock, $0.001 par value per share, outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains express or implied forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Quarterly Report include, but are not limited to, statements about:

•
the initiation, timing, progress, results and costs of conducting our research and development programs and our current and future preclinical studies and clinical trials, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our current and future programs;
•
the potential therapeutic benefits of our product candidates, including our PTH1R agonist and SEP-631 programs;
•
our ability to demonstrate, and the timing of, preclinical proof-of-concept in vivo and ex vivo for multiple programs;
•
our ability to replicate positive results achieved in our preclinical studies or clinical trials in current or future clinical trials;
•
our ability to obtain and maintain regulatory approval for our current and future product candidates and research and development programs, including our PTH1R agonist and SEP-631 programs, and to advance any product candidates that we may identify and successfully complete any clinical studies, including the manufacture of any such product candidates;
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
•
the impact of macroeconomic and geopolitical developments on our business, including rising inflation and capital market disruptions, changes in or disruptions of U.S. governmental agencies, whether from a continued U.S. federal government shutdown or reduced resources, new or increased international tariffs and retaliatory tariffs, trade protection measures, economic sanctions and economic slowdowns or recessions that may result from such developments which could harm our research and development efforts as well as the value of our common stock and our ability to access capital markets; and
•
other risks and uncertainties, including those listed under the section titled “Risk Factors” in Part II, Item 1A.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

SEPTERNA, INC.

Condensed Balance Sheets

(In thousands, except for share and per share data)

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$319,989	$238,196
Marketable securities	154,357	112,727
Accounts receivable	8,645	171
Prepaid expenses and other current assets	8,690	5,730
Total current assets	491,681	356,824
Marketable securities, non-current	87,212	69,866
Property and equipment, net	4,316	5,090
Operating lease right-of-use assets	22,038	23,602
Restricted cash	905	905
Other non-current assets	501	267
Total assets	$606,653	$456,554
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,729	$3,200
Accrued expenses and other current liabilities	7,833	7,798
Operating lease liabilities, current	2,117	1,851
Deferred revenue, current	61,603	—
Total current liabilities	75,282	12,849
Operating lease liabilities, non-current	21,993	23,625
Deferred revenue, non-current	120,647	—
Other non-current liabilities	—	33
Total liabilities	217,922	36,507
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized as of September 30, 2025 and December 31, 2024; no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value per share, 500,000,000 shares authorized at September 30, 2025 and December 31, 2024; 44,638,703 and 44,422,505 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively; 228,020 and 576,829 shares subject to repurchase as of September 30, 2025 and December 31, 2024, respectively	45	44
Additional paid-in capital	544,826	538,321
Accumulated other comprehensive income	375	56
Accumulated deficit	(156,515)	(118,374)
Total stockholders' equity	388,731	420,047
Total liabilities and stockholders' equity	$606,653	$456,554

The accompanying notes are an integral part of these condensed financial statements.

SEPTERNA, INC.

Condensed Statements of Operations and Comprehensive Income (Loss)

(In thousands, except for share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$21,495	$176	$21,833	$863
Operating (income) expenses:
Research and development	24,264	17,832	65,723	46,020
General and administrative	7,117	4,894	20,884	10,948
Gain on sale of non-financial asset	(12,500)	—	(12,500)	—
Total operating expenses	18,881	22,726	74,107	56,968
Income (loss) from operations	2,614	(22,550)	(52,274)	(56,105)
Other income, net:
Interest income	5,565	1,900	14,192	4,709
Other expense, net	(6)	(9)	(59)	(72)
Total other income, net	5,559	1,891	14,133	4,637
Income (loss) before benefit for income taxes	8,173	(20,659)	(38,141)	(51,468)
Benefit for income taxes	—	136	—	338
Net income (loss) attributable to common stockholders	$8,173	$(20,523)	$(38,141)	$(51,130)
Net income (loss) per share attributable to common stockholders:
Basic	$0.18	$(8.40)	$(0.86)	$(21.87)
Diluted	$0.18	$(8.40)	$(0.86)	$(21.87)
Weighted-average shares outstanding used in computing net income per share attributable to common stockholders:
Basic	44,343,085	2,443,678	44,150,041	2,337,891
Diluted	45,602,099	2,443,678	44,150,041	2,337,891
Comprehensive income (loss):
Net income (loss)	$8,173	$(20,523)	$(38,141)	$(51,130)
Net unrealized gain on marketable securities	199	184	319	176
Total other comprehensive income	199	184	319	176
Comprehensive income (loss)	$8,372	$(20,339)	$(37,822)	$(50,954)

The accompanying notes are an integral part of these condensed financial statements.

SEPTERNA, INC.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except for share data)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2024	44,422,505	$44	$538,321	$56	$(118,374)	$420,047
Issuance of common stock upon exercise of stock options	25,930	—	66	—	—	66
Vesting of restricted common stock	—	—	5	—	—	5
Stock-based compensation expense	—	—	1,482	—	—	1,482
Net unrealized gain on marketable securities	—	—	—	142	—	142
Net loss	—	—	—	—	(21,476)	(21,476)
Balance at March 31, 2025	44,448,435	44	539,874	198	(139,850)	400,266
Issuance of common stock upon exercise of stock options	119,456	1	338	—	—	339
Vesting of restricted common stock	—	—	6	—	—	6
Stock-based compensation expense	—	—	1,806	—	—	1,806
Net unrealized loss on marketable securities	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(24,838)	(24,838)
Balance at June 30, 2025	44,567,891	45	542,024	176	(164,688)	377,557
Issuance of common stock upon exercise of stock options	73,424	—	264	—	—	264
Vesting of restricted common stock	—	—	6	—	—	6
Repurchase of unvested restricted common stock	(2,612)	—	—	—	—	—
Stock-based compensation expense	—	—	2,532	—	—	2,532
Net unrealized gain on marketable securities	—	—	—	199	—	199
Net income	—	—	—	—	8,173	8,173
Balance at September 30, 2025	44,638,703	$45	$544,826	$375	$(156,515)	$388,731

	Convertible Preferred Stock						Additional	Accumulated Other		Total
	Series A		Series B		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance at December 31, 2023	75,000,000	$74,694	60,828,720	$74,521	3,168,134	$3	$8,199	$—	$(46,576)	$(38,374)
Issuance of common stock upon exercise of stock options	—	—	—	—	217	—	1	—	—	1
Vesting of restricted common stock	—	—	—	—	—	—	6	—	—	6
Repurchase of unvested restricted common stock	—	—	—	—	(11,517)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	577	—	—	577
Net unrealized loss on marketable securities	—	—	—	—	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	—	—	—	—	(14,097)	(14,097)
Balance at March 31, 2024	75,000,000	74,694	60,828,720	74,521	3,156,834	3	8,783	(7)	(60,673)	(51,894)
Issuance of Series B Convertible Preferred Stock, net of issuance costs of $479	—	—	60,828,732	74,942	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	6,186	—	10	—	—	10
Vesting of restricted common stock	—	—	—	—	—	—	4	—	—	4
Stock-based compensation expense	—	—	—	—	—	—	628	—	—	628
Net unrealized loss on marketable securities	—	—	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	—	—	(16,510)	(16,510)
Balance at June 30, 2024	75,000,000	74,694	121,657,452	149,463	3,163,020	3	9,425	(8)	(77,183)	(67,763)
Issuance of common stock upon exercise of stock options	—	—	—	—	2,730	—	5	—	—	5
Vesting of restricted common stock	—	—	—	—	—	—	6	—	—	6
Repurchase of unvested restricted common stock	—	—	—	—	(2,782)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	683	—	—	683
Net unrealized gain on marketable securities	—	—	—	—	—	—	—	184	—	184
Net loss	—	—	—	—	—	—	—	—	(20,523)	(20,523)
Balance at September 30, 2024	75,000,000	$74,694	121,657,452	$149,463	3,162,968	$3	$10,119	$176	$(97,706)	$(87,408)

The accompanying notes are an integral part of these condensed financial statements.

SEPTERNA, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(38,141)	$(51,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,203	1,013
Gain on sale of non-financial asset	(12,500)	—
Non-cash operating lease expense	1,564	890
Stock-based compensation	5,820	1,888
Accretion of premiums (discounts), net	(2,561)	(601)
Deferred income tax	—	(338)
Other	26	52
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,956)	(1,249)
Accounts receivable	(8,474)	(60)
Other non-current assets	(238)	(173)
Accounts payable	530	2,419
Accrued expenses and other current liabilities	20	579
Operating lease, net	(1,366)	198
Deferred revenue	182,250	—
Net cash provided by (used in) operating activities	125,177	(46,512)
Cash flows from investing activities:
Purchases of property and equipment	(453)	(1,491)
Proceeds from sale of non-financial asset	12,500	22,625
Purchases of marketable securities	(223,515)	(65,828)
Maturities of marketable securities	167,416	17,335
Net cash used in investing activities	(44,052)	(27,359)
Cash flows from financing activities:
Proceeds from issuance of Series B Convertible Preferred stock, net of issuance costs	—	74,942
Repurchases of unvested restricted common stock	(1)	(1)
Proceeds from exercise of stock options	669	16
Payments of deferred offering costs	—	(1,327)
Net cash provided by financing activities	668	73,630
Net increase (decrease) in cash, cash equivalents and restricted cash	81,793	(241)
Cash, cash equivalents and restricted cash, beginning of period	239,101	89,388
Cash, cash equivalents and restricted cash, end of period	$320,894	$89,147
Supplemental cash flow information:
Cash paid for income taxes	$—	$232
Supplemental disclosure for noncash investing and financing activities:
Right-of-use asset recognized in exchange for operating lease liability	$—	$(12,462)
Unpaid deferred offering costs included in accounts payable and accrued expenses and other current liabilities	$—	$1,882
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$—	$321

Cash, Cash Equivalents and Restricted Cash:

	As of September 30,
	2025	2024
Cash and cash equivalents	$319,989	$88,242
Restricted cash	905	905
Total cash, cash equivalents and restricted cash	$320,894	$89,147

The accompanying notes are an integral part of these condensed financial statements.

SEPTERNA, INC.

Notes to UNAUDITED Condensed Financial Statements

Note 1. Organization and Basis of Presentation

Description of the Business

Septerna, Inc. (“Septerna” or the “Company”) is a clinical-stage biotechnology company with a world-class team of G protein-coupled receptor (“GPCR”) experts and drug developers advancing cutting-edge science to unlock the full potential of GPCR therapies for patients with significant unmet needs. The Company’s proprietary Native Complex Platform™ is designed to enable new approaches to GPCR drug discovery and has led to the development of a diverse pipeline of novel oral small molecule drug candidates. The Company is advancing programs in endocrinology, immunology and inflammation, metabolic diseases and additional therapeutic areas, both independently and with partners.

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

SEPTERNA, INC.

Notes to UNAUDITED Condensed Financial Statements (CONTINUED)

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

The Company historically financed its operations primarily through the issuance of convertible promissory notes, convertible preferred stock, the sale of its common stock in an IPO, and most recently, through a one-time, non-refundable upfront payment upon commencement of its collaboration agreement with Novo Nordisk A/S (“Novo”) and achievement of a milestone event pursuant to its agreement with Vertex Pharmaceuticals Incorporated ("Vertex"). The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through equity offerings, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. The Company may not be able to obtain funding on acceptable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders.

For the nine months ended September 30, 2025 and 2024, the Company incurred net losses of $38.1 million and $51.1 million, respectively. The Company had an accumulated deficit of $156.5 million as of September 30, 2025. The Company believes its cash, cash equivalents, and marketable securities of $561.6 million as of September 30, 2025 will be sufficient to fund its operations for at least 12 months from the date of issuance of the unaudited condensed financial statements.

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

Significant Accounting Policies

During the nine months ended September 30, 2025, there were no changes to the Company’s significant accounting policies as described in Note 2 of the audited financial statements for the year ended December 31, 2024, except as described below.

Revenue Recognition

The Company accounts for revenue in accordance with ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). Under ASC 606, the Company recognizes revenue when the customer obtains control of the promised goods or services at an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following four steps: (i) confirm it has a contract with a customer that creates enforceable rights and obligations; (ii) identify promised products or services to be transferred to a customer; (iii) determine the transaction price, or the amount it expects to receive, including an estimate of uncertain amounts subject to a constraint to ensure revenue is not recognized in an amount that would result in a significant reversal upon resolution

SEPTERNA, INC.

Notes to UNAUDITED Condensed Financial Statements (CONTINUED)

of the uncertainty, is determinable and allocated to the performance obligations; and (iv) recognize revenue when or as performance obligations are satisfied.

Performance obligations promised in a contract are identified based on the goods and services that will be transferred to the customer that are both capable of being distinct and are distinct in the context of the contract. To the extent a contract includes multiple promised goods and services, the Company applies judgment to determine whether promised goods and services are both capable of being distinct and are distinct in the context of the contract. If these criteria are not met, the promised goods and services are accounted for as a combined performance obligation. For arrangements that include multiple performance obligations, the Company allocates the transaction price to the identified performance obligations based on the standalone selling price of each distinct performance obligation. In instances where standalone selling price is not directly observable, the Company develops assumptions that require judgment to determine the standalone selling price for each performance obligation identified in the contract using a cost plus margin approach, which is an estimation method used when standalone selling price is not directly observable. Key assumptions used within this estimation method may include full-time equivalent personnel effort and estimated external costs associated with the performance obligation.

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods and services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method, depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in management’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period for any changes.

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation.

The Company satisfies performance obligations either over time or at a point in time. Revenue is recognized over time if either (i) the customer simultaneously receives and consumes the benefits provided by the entity’s performance, (ii) the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or (iii) the entity’s performance does not create an asset with an alternative use to the entity and the entity has an enforceable right to payment for performance completed to date. If the entity does not satisfy a performance obligation over time, the related performance obligation is satisfied at a point in time by transferring the control of a promised good or service to a customer.

The Company’s revenues are primarily derived through its license and research and development service arrangements. Payments to the Company under these arrangements typically include one or more of the following: one-time, non-refundable upfront payment, research and development service funding, milestone and other contingent payments to the Company for the achievement of defined collaboration objectives and certain collaboration, research and development and commercial milestones, as well as royalties based on net sales of approved drugs.

Consideration received prior to revenue recognition is recorded as deferred revenue in the condensed balance sheets. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current portion of deferred revenue in the accompanying condensed balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, non-current. Contract assets represent research and development services which have been performed but have not yet been billed and are reduced when they are subsequently billed. Such contract assets include accounts receivable when the Company’s right to consideration is unconditional. For its current contracts, the Company recognizes revenue as the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and, if over time, revenue recognized is based on the use of an input method.

When no remaining performance obligations are required of the Company, or following the completion of the performance obligation period, such amounts are recognized as revenue upon transfer of control of the goods or services to the customer.

The terms of the Company’s collaborative arrangements include one or more of the following:

(i)
Licenses of intellectual property, or IP - If the license to the Company’s IP is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from consideration allocated to the license when the license is transferred to the customer and the customer can use and benefit from the licenses. For a license that is determined not to be distinct, it is combined with other promises and the Company utilizes judgment to assess the

SEPTERNA, INC.

Notes to UNAUDITED Condensed Financial Statements (CONTINUED)

nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. The Company generally recognizes revenue using the cost incurred to date as compared to the total estimated cost of each performance obligation. The impact on revenue of changes in total estimated costs are recognized on a cumulative basis in the period that the change occurs. If estimates of the total cost change, or if contract amendments change the scope of the performance obligation, the required adjustments to revenue could be material.
(ii)
Customer options - The Company evaluates the customer options for material rights or options to acquire additional goods or services at no incremental consideration or at a discount. If the customer options are determined to represent a material right, the material right is recognized as a separate performance obligation at the outset of the arrangement. The Company allocates the transaction price to material rights based on the relative standalone selling price, which is determined based on the identified discount and the probability that the customer will exercise the option. Amounts allocated to a material right are not recognized as revenue until the option is exercised and performance obligations are satisfied. If an option is not exercised before the option right expires, the Company will accelerate and recognize all remaining revenue related to the material right performance obligation.
(iii)
Research and development services - The promises under the Company's collaboration agreement include research and development services to be performed by the Company for or on behalf of the customer. Payments or reimbursements resulting from the Company's research and development efforts are recognized as the services are performed and presented on a gross basis because the Company is the principal for such efforts. Reimbursements are recognized in revenue in the Company’s condensed statements of operations and comprehensive loss. Expenses incurred as part of the Company’s efforts to perform the research and development services are recognized in research and development expense in the Company’s condensed statements of operations and comprehensive loss.
(iv)
Manufacturing services - The promises under the Company's collaboration agreement include manufacturing services to be performed by the Company. Payments or reimbursements resulting from the Company's manufacturing services are recognized as the services are performed and presented on a gross basis because the Company is the principal for such efforts. Reimbursements are recognized in revenue in the Company’s condensed statements of operations and comprehensive loss. Expenses incurred to perform the manufacturing services are recognized in research and development expense in the Company’s condensed statements of operations and comprehensive loss.
(v)
Milestone payments - At the inception of each arrangement that includes development or regulatory milestone payments, the Company evaluates the probability of reaching the milestones and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur in the future, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control or the licensee’s, such as regulatory approvals, are not considered probable of being achieved until those approvals are received, and therefore, consideration included in the transaction price is constrained. The Company applied the variable consideration allocation exception under ASC 606 whereby variable milestone payments are not estimated and included in the transaction price at inception. The transaction price is then allocated to each performance obligation on a relative standalone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.
(vi)
Commercial milestone payments and royalties - For arrangements that include sales-based royalties, including milestone payments based on levels of sales, if the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Accounting Pronouncements Not Yet Adopted

From time to time, new accounting pronouncements are issued by the FASB, under its Accounting Standards Codification (“ASC”) or other standard setting bodies, and adopted by the Company as of the specified date.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset in developing reasonable and supportable forecasts during the application of the current expected credit loss model for current accounts receivable and current contract assets arising from transactions

SEPTERNA, INC.

Notes to UNAUDITED Condensed Financial Statements (CONTINUED)

under ASC 606. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2025-05.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, an accounting standard update that requires the Company to disclose more detailed information about the types of expenses (including employee compensation, depreciation, and amortization) included in each relevant income statement expense caption. In January 2025, the FASB issued ASU 2025-0, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date", to clarify the effective date of ASU 2024-03. These amendments are effective for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that these updates will have on its disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The standard is intended to improve income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The ASU is effective for fiscal years beginning after December 15, 2024 on a prospective basis. Early adoption and retrospective reporting are permitted. The Company is currently evaluating the impact of ASU 2023-09 on its interim condensed financial statements.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of September 30,	As of December 31,
	2025	2024
Prepaid expenses	$3,973	$3,114
Interest receivable	1,928	953
Prepaid clinical trial costs	1,250	1,164
Other receivable	1,152	174
Other current assets	387	325
Prepaid expenses and other current assets	$8,690	$5,730

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	As of September 30,	As of December 31,
	2025	2024
Lab equipment	$6,036	$5,679
Furniture, fixtures, and office equipment	1,222	1,222
Leasehold improvements	717	717
Computer equipment	401	401
Total property and equipment	8,376	8,019
Less: Accumulated depreciation and amortization	(4,060)	(2,929)
Property and equipment, net	$4,316	$5,090

SEPTERNA, INC.

Notes to UNAUDITED Condensed Financial Statements (CONTINUED)

Depreciation and amortization expense was $0.4 million and $1.2 million for the three and nine months ended September 30, 2025, respectively. Depreciation and amortization expense was $0.4 million and $1.0 million for the three and nine months ended September 30, 2024 respectively.

Deferred Revenue

Deferred revenue consists of amounts received prior to satisfying revenue recognition criteria (see Note 3).

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of September 30,	As of December 31,
	2025	2024
Accrued employee compensation expense	$3,533	$4,129
Accrued research and development expense	2,859	2,888
Accrued general and administrative expense	725	703
Employee stock purchase plan liability	604	—
Other current liabilities	112	78
Accrued expenses and other current liabilities	$7,833	$7,798

Note 3. Collaboration and Research Service Arrangements

For the nine months ended September 30, 2025, the Company's revenue is comprised solely of arrangements with Novo and Vertex. For the nine months ended September 30, 2024, the Company's revenue was solely comprised of arrangements with Vertex.

Novo Collaboration Agreement

On May 13, 2025, the Company entered into a Collaboration and License Agreement with Novo (the “Novo Collaboration Agreement”). Under the Novo Collaboration Agreement, the Company and Novo are exclusively collaborating to leverage the Company’s proprietary Native Complex Platform™ to discover, develop and commercialize multiple potential oral small molecule therapies for metabolic-related diseases based on certain specified molecular targets.

Upon effectiveness of the Novo Collaboration Agreement on July 1, 2025, the Company and Novo have commenced four simultaneous research and development programs (each an “R&D Program”), each pursuing one or more Collaboration Targets (as defined in the Novo Collaboration Agreement) from discovery through development candidate selection. Subject to certain limitations, Novo also has a right to modify the research plan with the option to commence additional R&D Programs. Novo will reimburse the Company for 100% of the fully burdened costs arising from all research and development activities undertaken by the Company under the Novo Collaboration Agreement. After development candidate selection, beginning with investigational new drug-enabling activities, Novo will be responsible for all further global development and commercialization for each product candidate at its sole cost and expense unless the profit share option described below is exercised. Novo is also responsible for all commercialization costs subject to the Company’s profit share option for up to one program under the Novo Collaboration Agreement. Pursuant to the terms of the Novo Collaboration Agreement, the Company will provide Novo with exclusive licenses to enable Novo to develop and commercialize products directed at the Collaboration Targets. The Company retains all other rights to its Native Complex Platform™ and all of the Company’s other research and development programs.

Upon effectiveness of the Novo Collaboration Agreement, the Company received a one-time, non-refundable upfront payment of $195.0 million in July 2025, which was recorded as deferred revenue in its condensed balance sheet. The Company is also eligible to receive up to $498.0 million in research, development, regulatory, and commercial milestone payments for each R&D Program. In addition, the Company is entitled to escalating, tiered royalties ranging from mid to high single-digits based on global product sales on a country-by-country and product-by-product basis with respect to a R&D Program until the later of ten years after the date of first commercial sale of the first product in such R&D Program in such country, expiration of specified patent rights covering such product in such country or the expiration of specified regulatory exclusivity for the first product in such R&D Program in such country.

Under the Novo Collaboration Agreement, the Company has a one-time option to share in the global development costs and operating profits or losses (in lieu of milestones and royalties) with respect to one licensed product (the "Profit Share Option"), subject

SEPTERNA, INC.

Notes to UNAUDITED Condensed Financial Statements (CONTINUED)

to certain terms, conditions and limitations. In the event that the Company chooses to exercise the Profit Share Option, it will be required to pay Novo all previously reimbursed developmental costs pertaining to that program and reimburse Novo for a portion of the R&D costs incurred under the selected licensed product and will share in the profits resulting from the commercialization of the licensed product.

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

The Company concluded the Agreement is not within the scope of Accounting Standards Codification 808, Collaborative Arrangements as the Company does not share equally in the exposure to significant risk. Accordingly, the Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Novo, is a customer.

At commencement, the Company identified several potential performance obligations within the Novo Collaboration Agreement, including research and development services on research targets, option rights held by Novo, license to use the Company’s intellectual property to conduct research and development activities, and participation on the joint steering committee (“JSC”). At inception of the Novo Collaboration Agreement, the Company identified the following performance obligations:

(i)
Four combined performance obligations comprised of the license, related research services, and participation of the JSC for the four R&D Programs;
(ii)
Manufacturing services related to one of the R&D Programs; and
(iii)
A material R&D Program modification right held by Novo.

The Company concluded that the license granted at contract inception is not distinct from the research services as the research services significantly modify the intellectual property underlying the license. As a result, for each R&D Program, the license has been combined with the research services and JSC participation into a single performance obligation, which is the combined performance obligation comprised of the license, related research services, and JSC participation.

In assessing whether the various options under the Novo Collaboration Agreement represent material rights, the Company considered the additional consideration the Company would be entitled to upon option exercise and the standalone selling price of the underlying goods and services. For the material rights identified above, the Company concluded that each of the options provided Novo with a discount that it otherwise would not have received.

The Company recognizes revenue related to the combined license and research services performance obligation and the manufacturing performance obligation over time using the input method. Under the input method, the extent of progress towards completion is measured based on the ratio of actual cost incurred to date to the total estimated cost at completion of the performance obligations, which the Company believes best measures its progress towards satisfying the performance obligations. A cost-based input method of revenue recognition requires management to make estimates of cost to complete the performance obligation. Judgment is required to evaluate assumptions related to cost estimates. The estimated standalone selling prices for the material rights were determined based on the estimated discount provided to Novo and the probability that Novo would exercise the options.

The following table presents revenue recognized, unrecognized transaction price, and estimated revenue expected to be recognized in the future as of September 30, 2025 (in thousands):

Transaction Price
Combined license, research and manufacturing services	$247,846
Material right	41,190
Total transaction price(1)	$289,036
Revenue recognized(2)	(21,258)
Unrecognized transaction price as of September 30, 2025	$267,778

_____________________

(1)
Comprised of the allocation of the $195.0 million one-time, non-refundable upfront payment, $153.8 million to the four R&D programs and manufacturing services and $41.2 million to the material right, and $94.0 million of variable consideration related to estimated research and manufacturing services for the four R&D Programs.
(2)
Recorded within revenue in the condensed statement of operations for the three and nine months ended September 30, 2025,

SEPTERNA, INC.

Notes to UNAUDITED Condensed Financial Statements (CONTINUED)

comprised of $12.8 million of the one-time, non-refundable upfront payment and $8.5 million variable considerations related to estimated research services for the four R&D Programs.

Amounts due to the Company for satisfying the revenue recognition criteria or that are contractually due based upon the terms of the Novo Collaboration Agreement are recorded as accounts receivable in the Company’s balance sheets. Contract liabilities consist of amounts received prior to satisfying the revenue recognition criteria, which are recorded as deferred revenue in the Company’s balance sheets.

The following table summarizes the changes in deferred revenue for the nine months ended September 30, 2025 (in thousands):

Balance at January 1, 2025	$—
Deferred revenue	195,000
Recognized revenue	(12,750)
Balance at September 30, 2025(1)	$182,250

_____________________

(1)
Comprised of $61.6 million of deferred revenue, current and $120.6 million of deferred revenue, non-current, which is expected to be recognized over the next 3.8 years. As of September 30, 2025, all of the Company's performance obligations are outstanding.

The Company periodically assesses the probability of receiving payments from achieving the research and development, collaboration target, and regulatory milestones and includes the payment in the transaction price when they are deemed probable. Royalties and commercial sale milestones will be recognized when the subsequent sales occur based on the sales or usage-based royalty exception. The Company also periodically reassesses the Profit Share Option. As of September 30, 2025, none of the milestones were deemed probable and no royalty revenue has been recognized, and the Profit Share Option was deemed improbable with no expense recognized for repayment of reimbursements to Novo.

As of September 30, 2025, $8.5 million of the Company’s accounts receivable was attributed to the Novo Collaboration Agreement.

As of September 30, 2025 and December 31, 2024, no allowance for credit loss was recorded related to accounts receivable.

Vertex Asset Purchase and Research Service Agreement

Vertex Asset Purchase Agreement

In September 2023, the Company entered into an asset purchase agreement with Vertex, under which Vertex acquired an in-process research and development ("IPR&D") asset related to a GPCR program, including all intellectual property, materials, and compounds associated with the program (the “Vertex Asset Purchase Agreement”). The Vertex Asset Purchase Agreement also provides for a potential milestone payment payable to the Company contingent upon the achievement of a milestone event.

In July 2025, this milestone event was determined to have been achieved and, as a result, the Company received a payment of $12.5 million in August 2025, which was recorded as a gain on sale of non-financial asset within total operating expenses in the Company’s condensed statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2025. The Company will not receive any other payments related to this IPR&D asset.

Vertex Research Service Agreement

In conjunction with the Vertex Asset Purchase Agreement in September 2023, the Company entered into research service agreement with Vertex under which the Company agreed to perform certain exploratory research activities for Vertex (the "Vertex Research Service Agreement"). The Company recognized service revenue associated with the Vertex Research Service Agreement over the performance period of the research services as the services are provided in accordance with ASC 606. The Vertex Research Service Agreement expired in September 2025.

During the three and nine months ended September 30, 2025, the Company recorded service revenue of $0.2 million and $0.5 million, respectively, related to research activities performed in connection with the Vertex Research Service Agreement. During the

SEPTERNA, INC.

Notes to UNAUDITED Condensed Financial Statements (CONTINUED)

three and nine months ended September 30, 2024, the Company recorded service revenue of $0.2 million and $0.9 million, respectively, related to research activities performed in connection with the Vertex Research Service Agreement. As of September 30, 2025 and December 31, 2024, $0.2 million of the Company’s accounts receivable was attributed to the Vertex Research Service Agreement.

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

The fair value measurements of the Company’s cash equivalents and marketable securities are identified at the following levels within the fair value hierarchy (in thousands):

	September 30, 2025
		Fair Value Measurement
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$272,696	$272,696	$—	$—
Commercial paper	39,862	—	39,862	—
U.S. treasury securities	—	—	—	—
Marketable securities, current:
U.S. treasury securities	108,095	—	108,095	—
U.S. government agency securities	18,631	—	18,631	—
Commercial paper	24,174	—	24,174	—
Corporate debt securities	3,457	—	3,457	—
Marketable securities, non-current:
U.S. treasury securities	79,899	—	79,899	—
U.S. government agency securities	4,835	—	4,835	—
Corporate securities	2,478	—	2,478	—
Total measured at fair value	$554,127	$272,696	$281,431	$—

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

Marketable Securities

As of September 30, 2025 and December 31, 2024, the Company’s marketable securities consist of debt securities, including U.S. Treasury and agency securities, corporate debt securities and commercial paper. These marketable securities are carried at fair value and are included in the tables above. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. At each reporting date, the Company evaluates securities with unrealized losses to determine whether such losses, if any, are due to credit-related factors. The Company evaluates, among others, whether the Company has the intention to sell any of these marketable securities and whether it is not more likely than not that the Company will be required to sell any of them before recovery of the amortized cost basis. Neither of these criteria were met at September 30, 2025 or December 31, 2024. The credit ratings of the securities held remain of the highest quality. Moreover, the Company continues to receive payments of interest and principal as they become due, and the Company's expectation is that those payments will continue to be received timely. Based on this evaluation, as of September 30, 2025 and December 31, 2024, the Company determined that unrealized losses of its marketable securities were primarily attributable to changes in interest rates and non-credit related factors. As such, no allowances for credit losses were recorded at September 30, 2025 or December 31, 2024.

Interest receivable as of September 30, 2025 and December 31, 2024 was $1.9 million and $1.0 million, respectively, and is recorded as a component of prepaid expenses and other current assets on the Company’s condensed balance sheets.

As of September 30, 2025 and December 31, 2024, all marketable securities in an unrealized loss position had been in an unrealized loss position for less than 12 months. As of September 30, 2025, the Company held 31 marketable securities in an unrealized loss position. As of December 31, 2024, the Company held 36 marketable securities in an unrealized loss position.

SEPTERNA, INC.

Notes to UNAUDITED Condensed Financial Statements (CONTINUED)

As of September 30, 2025, the following table summarizes the amortized cost and the unrealized gains (losses) of the marketable securities presented within marketable securities and cash equivalents (in thousands):

	Remaining				Aggregate
	Contractual				Estimated Fair
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Value
Commercial paper	Less than 1	$64,041	$1	$(6)	$64,036
U.S. treasury securities	Less than 1	107,913	185	(3)	108,095
U.S. government agency securities	Less than 1	18,603	28	—	18,631
Corporate debt securities	Less than 1	3,451	6	—	3,457
Total maturity less than 1 year		194,008	220	(9)	194,219
U.S. treasury securities	1 to 2	79,742	175	(18)	79,899
U.S. government agency securities	1 to 2	4,830	8	(3)	4,835
Corporate debt securities	1 to 2	2,476	2	—	2,478
Total		$281,056	$405	$(30)	$281,431

As of December 31, 2024, the following table summarizes the amortized cost and the unrealized gains (losses) of the marketable securities presented within marketable securities and cash equivalents (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Commercial paper	Less than 1	$106,017	$6	$(9)	$106,014
U.S. treasury securities	Less than 1	73,511	44	—	73,555
U.S. government agency securities	Less than 1	22,245	10	(3)	22,252
Corporate debt securities	Less than 1	1,491	1	—	1,492
Total maturity less than 1 year		203,264	61	(12)	203,313
U.S. treasury securities	1 to 2	65,427	37	(58)	65,406
U.S. government agency securities	1 to 2	2,492	22	—	2,514
Corporate debt securities	1 to 2	1,940	7	(1)	1,946
Total		$273,123	$127	$(71)	$273,179

As of September 30, 2025, the following table summarizes marketable securities in an unrealized loss position (in thousands):

	Contractual
	Maturity (in years)	Fair Value	Gross Unrealized Loss
Commercial paper	Less than 1	$48,126	$(6)
U.S. treasury securities	Less than 1	9,523	(3)
Total maturity less than 1 year		57,649	(9)
U.S. treasury securities	1 to 2	15,596	(18)
U.S. government agency securities	1 to 2	1,350	(3)
Total		$74,595	$(30)

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

Note 6. Common Stock

As of September 30, 2025 and December 31, 2024, the Company was authorized to issue 500.0 million shares of common stock, par value $0.001 per share.

The Company reserved the following shares of common stock, on an as-converted basis, for future issuance:

	As of September 30,	As of December 31,
	2025	2024
Options issued and outstanding	4,317,824	2,938,982
Shares reserved for future grants under 2024 Stock Option and Incentive Plan	4,367,678	3,743,915
Shares reserved for issuance under 2024 Employee Stock Purchase Plan	369,402	369,402
Total common stock reserved for future issuance	9,054,904	7,052,299

SEPTERNA, INC.

Notes to UNAUDITED Condensed Financial Statements (CONTINUED)

Note 7. Stock-Based Compensation

Stock Plans

In October 2024, the Company’s board of directors adopted, and its stockholders approved, the 2024 Stock Option and Incentive Plan (the “2024 Plan”), which superseded the Company’s 2021 Stock Option and Grant Plan, as amended (the “2021 Plan”) (together, the “Stock Plans”).

On January 1, 2025, 2.2 million shares of common stock, representing 5% of the Company’s outstanding shares of common stock as of December 31, 2024, were added to the 2024 Plan. As of September 30, 2025, there were 4.4 million shares available for issuance under the 2024 Plan.

Restricted Stock Awards

The following summarizes restricted stock award activity:

	Number of Shares Outstanding	Weighted-Average Grant Date Fair Value Per Share
Balance at December 31, 2024	576,829	$2.62
Restricted stock awards vested	(346,197)	2.89
Restricted stock awards repurchased	(2,612)	3.30
Balance at September 30, 2025	228,020	$2.18

Restricted stock awards of 228,020 and 576,829 shares were subject to repurchase as of September 30, 2025 and December 31, 2024, respectively. The aggregate grant date fair value of shares vested during the three and nine months ended September 30, 2025 was $0.3 million and $1.0 million, respectively.

Stock Options

The following summarizes stock option activity:

	Stock Options Outstanding
	Total Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2024	2,938,982	$4.64	9.11	$53,706
Granted	1,706,714	11.51
Exercised	(218,810)	3.06
Cancelled/forfeited	(109,062)	4.62
Outstanding as of September 30, 2025	4,317,824	7.44	9.02	49,202
Exercisable as of September 30, 2025	904,814	4.06	8.44	13,342

The aggregate fair value of stock options that vested for the three and nine months ended September 30, 2025 was $1.6 million and $3.3 million, respectively. The stock options granted in the three months ended September 30, 2025 had a weighted-average grant-date fair value per share of $9.23 and a total grant-date fair value of $10.3 million. The stock options granted in the nine months ended September 30, 2025 had a weighted-average grant-date fair value per share of $8.83 and a total grant-date fair value of $15.1 million. The total intrinsic value of stock options exercised during three and nine months ended September 30, 2025 was $0.6 million and $1.3 million, respectively.

Of the total stock options granted during the nine months ended September 30, 2025, options to purchase 0.2 million shares granted to one of the Company's officers include accelerated vesting provisions associated with certain change of control events.

SEPTERNA, INC.

Notes to UNAUDITED Condensed Financial Statements (CONTINUED)

Stock Option Valuation

The weighted-average assumptions used to value employee and non-employee stock option awards granted under the Stock Plans using the Black Scholes option pricing model, were as follows:

	Nine Months Ended September 30,
	2025	2024
Fair value of common stock	$8.83	$6.46
Risk-free interest rate	4.00%	3.83%
Expected volatility	91.7%	91.2%
Expected term (years)	5.96	6.03
Expected dividend yield	—%	—%

2024 ESPP

In October 2024, the Company’s board of directors adopted, and its stockholders approved, the 2024 Employee Stock Purchase Plan (the “2024 ESPP”), which became effective immediately prior to the effective date of the Company's IPO. As of September 30, 2025, there were 0.4 million shares available for issuance under the 2024 ESPP.

As of September 30, 2025, no shares under the 2024 ESPP were issued as no purchases had taken place yet. For the three and nine months ended September 30, 2025, the Company recorded approximately $0.4 million and $0.7 million, respectively, of compensation expense associated with the 2024 ESPP.

Stock-based Compensation Expense

Stock-based compensation expense for restricted stock awards, stock options and the 2024 ESPP recognized in the Company’s condensed statements of operations and comprehensive loss is presented as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development expense	$1,489	$356	$3,134	$968
General and administrative expense	1,043	327	2,686	920
Total stock-based compensation expense	$2,532	$683	$5,820	$1,888

As of September 30, 2025, total unrecognized stock-based compensation expense related to unvested restricted stock awards and unvested stock options was $25.1 million, which is expected to be recognized over a weighted-average period of 2.8 years. As of September 30, 2025, total unrecognized stock-based compensation expense related to the 2024 ESPP was $0.9 million, which is expected to be recognized over a weighted average period of 1.1 years.

Note 8. Related Parties

Third Rock Ventures

In August 2021, the Company entered into a service agreement (the “TRV service agreement”) with Third Rock Ventures, LLC (“TRV”), a holder of more than 5% of the Company’s outstanding capital stock, under which TRV provides consulting services to the Company. For the three and nine months ended September 30, 2025, the Company incurred no fees under the TRV service agreement. For the three and nine months ended September 30, 2024, under the TRV service agreement, the Company incurred fees of $0.1 million and $0.2 million, respectively, which were recorded within general and administrative expenses in the Company’s condensed statements of operations and comprehensive loss. As of December 31, 2024, $0.1 million of expense related to TRV was recorded in accrued expenses and other current liabilities. There were no expenses related to TRV in accrued expenses and other current liabilities on the Company’s condensed balance sheets at September 30, 2025.

The Company’s former interim Chief Medical Officer, and also a member of the Company’s board of directors, is affiliated with TRV (the “TRV Board Member”). The TRV Board Member did not receive any cash compensation from the Company for his service as its interim Chief Medical Officer, as his services were provided to the Company through the TRV service agreement. The TRV Board

SEPTERNA, INC.

Notes to UNAUDITED Condensed Financial Statements (CONTINUED)

Member ceased serving as interim Chief Medical Officer in September 2024. In December 2024, the Company entered into a separate consulting agreement with the TRV Board Member, which includes cash compensation to be paid directly to the TRV Board member.

During the three and nine months ended September 30, 2025, total fees incurred related to the TRV Board Member’s consulting services were immaterial and $0.1 million, respectively. As of September 30, 2025, outstanding accounts payable to the TRV Board Member for consulting services was immaterial.

For the three and nine months ended September 30, 2024, the fees attributed to consulting services provided by the TRV Board Member as the interim Chief Medical Officer were $0.1 million and $0.2 million, respectively. Additionally, as compensation for his services as the Company's interim Chief Medical Officer, the Company granted him options to purchase 23,227 shares of common stock during the nine months ended September 30, 2024 at an exercise price of $2.76 per share.

Note 9. Net Income (Loss) Per Share

The following table sets forth the computation of the basic and diluted net income (loss) per share (in thousands, except for share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator, basic and diluted:
Net income (loss)	$8,173	$(20,523)	$(38,141)	$(51,130)
Net income (loss) applicable to common stockholders	$8,173	$(20,523)	$(38,141)	$(51,130)
Denominator, basic:
Weighted average shares outstanding, basic	44,343,085	2,443,678	44,150,041	2,337,891
Denominator, diluted:
Weighted-average shares outstanding, basic	44,343,085	2,443,678	44,150,041	2,337,891
Effect of dilutive securities	1,259,014	—	—	—
Weighted-average shares outstanding, diluted	45,602,099	2,443,678	44,150,041	2,337,891
Net income (loss) per share, basic	$0.18	$(8.40)	$(0.86)	$(21.87)
Net income (loss) per share, diluted	$0.18	$(8.40)	$(0.86)	$(21.87)

The Company had 4,645,443 shares of potentially dilutive securities, comprised of outstanding stock options, restricted stock awards, and ESPP shares, not included in the calculation of diluted net loss per share for the nine months ended September 30, 2025 and 2,986,349 shares for the three and nine months ended September 30, 2024 because to do so would be anti-dilutive.

Note 10. Segment Information

The Company operates in one segment, which is GPCR oral small molecule drug discovery. The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer. The measure of segment profit or loss is net income (loss), which is also reported on the condensed statements of operations and comprehensive income (loss) as net income (loss).

The measure of segment assets is reported on the balance sheet as total assets. The CODM uses segment net loss to monitor spending, assess performance for the Company and management, evaluate the progress of completing corporate goals, decide how to allocate resources among the Company’s clinical and pre-clinical portfolios, and make strategic decisions about business development opportunities.

SEPTERNA, INC.

Notes to UNAUDITED Condensed Financial Statements (CONTINUED)

The CODM is regularly provided with the following significant segment expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$21,495	$176	$21,833	$863
Employee-related expenses, excluding stock-based compensation	8,939	5,384	23,339	14,967
Stock-based compensation	2,532	683	5,820	1,888
External research and development expenses	12,160	9,701	34,286	23,328
External general and administrative expenses	2,016	2,436	7,160	4,753
Other segment expenses[1]	5,734	4,522	16,002	12,032
Gain on sale of non-financial asset	(12,500)	—	(12,500)	—
Total operating expenses	18,881	22,726	74,107	56,968
Income (loss) from operations	2,614	(22,550)	(52,274)	(56,105)
Other income, net	5,559	1,891	14,133	4,637
Income (loss) before benefit for income taxes	8,173	(20,659)	(38,141)	(51,468)
Benefit for income taxes	—	136	—	338
Net income (loss)	$8,173	$(20,523)	$(38,141)	$(51,130)

_____________________

(1)
Other segment expenses include facility-related and office-related costs, information technology costs, general laboratory costs, and other operating expenses.

As of September 30, 2025 and December 31, 2024, all of the Company’s property and equipment was maintained in the U.S. For the three and nine months ended September 30, 2025 and 2024, the Company’s revenue was generated from providing research services and was earned in the U.S.

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

Overview

We are a clinical-stage biotechnology company with a world-class team of G protein-coupled receptor (“GPCR”) experts and drug developers advancing cutting-edge science to unlock the full potential of GPCR therapies for patients with significant unmet needs. Our proprietary Native Complex Platform™ is designed to enable new approaches to GPCR drug discovery and has led to the development of a diverse pipeline of novel oral small molecule drug candidates.

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

Recent Developments

•
SEP-479 PTH1R Agonist Program:
o
In September 2025, we provided an update on SEP-479, our oral small molecule parathyroid hormone 1 receptor (“PTH1R”) agonist program for hypoparathyroidism. In February 2025, we discontinued the Phase 1 clinical trial for SEP-786 as a result of observations of hyperbilirubinemia. The findings from our post-discontinuation investigation found that SEP-786 is a potent UGT1A1 inhibitor, which is a mechanism known to be associated with increases in unconjugated bilirubin. In a follow-up cynomolgus monkey study of SEP-786, conducted after clinical discontinuation, we also observed elevated unconjugated bilirubin levels.
o
We announced in September 2025 that we had selected a new PTH1R development candidate, SEP-479. We presented preclinical data for SEP-479 from a translational rat thyroparathyroidectomy model demonstrating that SEP-479 achieved sustained normalization of serum calcium and phosphate levels over a 28-day dosing period. We also conducted a seven-day pharmacokinetic (“PK”) / pharmacodynamic (“PD”) study of SEP-479 in healthy cynomolgus monkeys, which showed robust, dose-dependent increases in serum calcium and decreases in endogenous parathyroid hormone levels across multiple dose levels of SEP-479.
o
We observed no significant inhibition of UGT1A1 or other transporters for SEP-479 and no hyperbilirubinemia in any of the non-clinical studies to date for SEP-479, including the 7-day cynomolgus monkey study at supratherapeutic doses. SEP-479 was generally well-tolerated in the completed 28-day GLP toxicology studies in rats and dogs. Prior to the planned Phase 1 clinical trial initiation for SEP-479, we are also completing a 28-day GLP toxicology study in cynomolgus monkeys as an additional safety species. We plan to initiate a Phase 1 clinical trial for SEP-479 in the first half of 2026, pending the successful completion of all remaining preclinical studies, drug product manufacturing, and regulatory submissions.

•
SEP-631 MRGPRX2 NAM Program:
o
In August 2025, we announced the dosing of the first participants in our Phase 1 clinical trial of SEP-631, a selective oral small molecule Mas-related G protein-coupled receptor X2 (“MRGPRX2”) negative allosteric modulator being developed for the treatment of chronic spontaneous urticaria and other mast cell-driven diseases. The Phase 1 single-ascending dose (“SAD”) and multiple-ascending dose (“MAD”) clinical trial will evaluate the safety, tolerability, PK and PD of SEP-631 in healthy adult volunteers. The randomized, placebo-controlled Phase 1 SAD / MAD clinical trial is expected to enroll up to approximately 150 healthy adult volunteers. The SAD portion of the trial will evaluate the safety and tolerability of SEP-631 at escalating oral doses. The MAD portion of the trial will evaluate the safety and tolerability of oral doses of SEP-631 over the treatment period, and PD will be assessed through an icatibant skin challenge. We anticipate initial SAD/MAD data to be announced in the first half of 2026.
•
TSHR NAM Program:
o
We continue to make progress on our TSHR NAM program, advancing several lead compounds closer to development candidate selection with the goal of delivering a potential disease-modifying oral treatment for Graves’ disease and thyroid eye disease.
•
Discovery Programs:
o
We continue to advance discovery-stage programs utilizing our Native Complex Platform™ across multiple therapeutic areas.

Financial Overview

We were incorporated in Delaware in December 2019 under the name GPCR NewCo, Inc. In June 2021, we changed our name to Septerna, Inc. We are headquartered in South San Francisco, California.

We have incurred significant operating losses since our inception, except for the year ended December 31, 2023, when we recorded net income of $4.2 million, resulting from the gain on sale of non-financial asset of $47.6 million for the sale of an in-progress research and development (“IPR&D”) asset related to a GPCR program and the three months ended September 30, 2025 when we recorded net income of $8.2 million, resulting from the $21.5 million of revenue and $12.5 million of gain on sale of a non-financial asset. Our revenue to date has been generated solely from research services and the recognition of the one-time, non-refundable upfront payment of $195.0 million from our collaboration agreement. Since our founding, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, developing our proprietary and structure-based drug discovery platform, identifying and discovering our product candidates, establishing our intellectual property portfolio, conducting research and preclinical studies, including investigational new drug (“IND”)-enabling studies, initiating and conducting clinical trials, establishing arrangements with third parties for the manufacture of our product candidates and related raw materials, and providing general and administrative support for these operations. We have not had any products approved for sale and have not generated any revenue from product sales. Further, we do not expect to generate revenue from commercial product sales until such time, if ever, that we are able to successfully complete the development and obtain marketing approval for one or more of our product candidates. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates.

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

Our net losses may fluctuate significantly from period to period, depending upon the timing of our expenditures on research and development activities. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our accounts payable and accrued expenses and other current liabilities, which includes accrued research and development, in the statements of cash flows in our audited and unaudited interim condensed financial statements included elsewhere in the Quarterly Report. Our net loss was $38.1 million and $51.1 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $156.5 million.

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

We conduct research and manufacturing work outside of the U.S., including China, that may be affected by tariffs, including tariffs that have been or may in the future be imposed by the U.S. or other countries through reciprocal tariffs. While we do not currently believe tariffs will have a material impact on our business or results of operations, we will continue to carefully monitor the situation. Additionally, we continue to actively monitor macroeconomic conditions and market volatility resulting from global and national economic developments, political unrest, high inflation, disruptions in capital markets, changes in international trade relationships, changes in or the disruptions of U.S. governmental agencies, whether from a continued U.S. federal government shutdown or reduced resources, new laws and regulations or amendments to existing laws and regulations in the U.S. and foreign countries, and military conflicts. While we believe such factors have had no significant impact on our business or financial results during the periods presented, future developments and potential impacts on our business are uncertain and cannot be predicted with confidence.

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

In July 2025, the Novo Collaboration Agreement became effective and, subsequently, we received a one-time, non-refundable upfront payment of $195.0 million, which was recorded as deferred revenue in our condensed balance sheet. For each R&D Program, we are also eligible to receive up to approximately $498.0 million in research, development, regulatory, and commercial milestone payments. In addition, we are entitled to escalating, tiered royalties ranging from mid-to-high single-digits based on global product sales on a country-by-country and product-by-product basis with respect to a R&D Program until the later of ten years after the date of first commercial sale of the first product in such R&D Program in such country, expiration of specified patent rights covering such product in such country or the expiration of specified regulatory exclusivity for the first product in such R&D Program in such country. See Note 3 to the condensed financial statements included elsewhere in this Quarterly Report for additional information.

Vertex Asset Purchase and Research Service Agreement

Vertex Asset Purchase Agreement

In September 2023, we entered into an asset purchase agreement with Vertex Pharmaceuticals Incorporated (“Vertex”) under which Vertex acquired an IPR&D asset related to a GPCR program, including all intellectual property, materials, and compounds associated with the program (“Vertex Asset Purchase Agreement”). The Vertex Asset Purchase Agreement also provided for a potential milestone payment payable to us contingent upon the achievement of a milestone event.

In July 2025, this milestone event was determined to have been achieved and, as a result, we received a payment of $12.5 million in August 2025, which was recorded as a gain on sale of the non-financial asset within our total operating income (expenses) in our condensed statement of operations and comprehensive loss for the three and nine months ended September 30, 2025. We will not receive any other payments related to this IPR&D asset.

Vertex Research Service Agreement

In conjunction with the Vertex Asset Purchase Agreement in September 2023, we entered into a research service agreement with Vertex under which we agreed to perform certain exploratory research activities for Vertex (“Vertex Research Service Agreement”).

The Vertex Research Service Agreement was for a two-year term, which expired in September 2025. We recognized revenue associated with the Vertex Research Service Agreement over the performance period of the research services as the services were provided.

Components of Results of Operations

Revenue

We have not generated any revenue from product sales and do not expect to do so in the foreseeable future. Our ability to generate product revenue, if ever, will depend on the successful development and eventual commercialization of any product candidates that we identify. If we fail to complete the development of any future product candidates in a timely manner or to obtain regulatory approval for such product candidates, our ability to generate future revenue and our results of operations and financial position would be materially adversely affected. Our revenues to date have been exclusively related to license and research and development ("R&D") services. Our license and research service revenue consists of amounts recognized from the portions of the non-refundable upfront payment and R&D services performed by us.

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

•
the scope, timing and progress of preclinical and clinical development activities;
•
the number and scope of preclinical and clinical programs we decide to pursue;
•
our ability to maintain our current research and development programs and to establish new ones;
•
establishing an appropriate safety profile with IND-enabling studies;
•
the number of sites and patients included in the clinical trials;
•
the countries in which the clinical trials are conducted;
•
our ability to replicate positive results from a completed clinical study in a future clinical study;
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
•
delays or disruptions in review, approval, inspection, or other actions by the FDA or other applicable U.S. or foreign government regulatory authorities that could impact the timing, initiation, conduct, or completion of our clinical trials or marketing applications;

•
the number of trials required for regulatory approval;
•
the timing, receipt and terms of any regulatory approvals from applicable regulatory authorities;
•
our ability to maintain existing collaborations and strategic relationships, to identify and establish any future collaboration arrangements on favorable terms, if at all, and to realize the intended and potential benefits of such agreements and collaborations;
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
•
launching commercial sales of our product candidates, if approved, whether alone or in collaboration with others; and
•
maintaining a continued acceptable safety profile of the product candidates following regulatory approval.

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

On July 4, 2025, the One Big Beautiful Bill Act (“H.R.1”) was signed into law, which introduced significant changes to the U.S. federal income tax code. Among other changes, H.R.1 makes permanent key elements of the Tax Cuts and Jobs Act, including restoring 100% bonus depreciation, eliminating the capitalization requirement for domestic research and development expenses, and modifying the business interest expense limitation, which now allows depreciation and amortization to be included in the limitation calculation. ASC 740 requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted in the third quarter of 2025. We are still in the process of evaluating H.R.1's impact on our condensed financial statements and an estimate of the financial impact cannot be made at this time. However, we do not expect the impact to be material to our condensed financial statements.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024

Our results of operations for each of the periods indicated are summarized in the table below (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Revenue	$21,495	$176	$21,319	$21,833	$863	$20,970
Operating (income) expenses:
Research and development	24,264	17,832	6,432	65,723	46,020	19,703
General and administrative	7,117	4,894	2,223	20,884	10,948	9,936
Gain on sale of non-financial asset	(12,500)	—	(12,500)	(12,500)	—	(12,500)
Total operating expenses	18,881	22,726	(3,845)	74,107	56,968	17,139
Income (loss) from operations	2,614	(22,550)	25,164	(52,274)	(56,105)	3,831
Other income, net:
Interest income	5,565	1,900	3,665	14,192	4,709	9,483
Other expense, net	(6)	(9)	3	(59)	(72)	13
Total other income, net	5,559	1,891	3,668	14,133	4,637	9,496
Income (loss) before benefit for income taxes	8,173	(20,659)	28,832	(38,141)	(51,468)	13,327
Benefit for income taxes	—	136	(136)	—	338	(338)
Net income (loss)	$8,173	$(20,523)	$28,696	$(38,141)	$(51,130)	$12,989

Revenue

Our revenue was generated from research activities performed for Novo in connection with the Novo Collaboration Agreement and Vertex in connection with the Vertex Research Service Agreement. We recorded revenue of $21.5 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively. We recorded revenue of $21.8 million and $0.9 million for the nine months ended September 30, 2025 and 2024, respectively.

$21.3 million of our total revenue for the three and nine months ended September 30, 2025 was generated from research activities performed for Novo in connection with the Novo Collaboration Agreement while the remainder was generated from research activities performed for Vertex in connection with the Vertex Research Service Agreement.

Operating Expenses

Research and Development

The following table summarizes our research and development expenses for the periods indicated by direct and unallocated costs (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Direct costs:
SEP-479 (PTH1R)	$2,595	$3,560	$(965)	$9,328	$8,306	$1,022
SEP-631 (MRGPRX2)	3,073	550	2,523	6,838	1,424	5,414
Other programs	6,604	1,521	5,083	16,600	3,674	12,926
Unallocated costs:
Payroll-related costs	7,886	4,227	3,659	19,619	12,203	7,416
External research and development costs	651	4,763	(4,112)	3,124	11,222	(8,098)
Facility-related and office costs	2,113	1,841	272	6,089	4,276	1,813
Other costs	1,342	1,370	(28)	4,125	4,915	(790)
Total research and development expense	$24,264	$17,832	$6,432	$65,723	$46,020	$19,703

Research and development expenses were $24.3 million and $17.8 million for the three months ended September 30, 2025 and 2024, respectively. The increase was primarily due to (i) $6.6 million of higher direct costs associated with our clinical and preclinical and research programs, (ii) $3.6 million of higher employee-related costs as a result of increased headcount as we continue to grow our business, and (iii) $0.3 million of higher facility-related and office costs as we expanded our office space in July 2024 to accommodate higher occupancy and larger operational activities, partially offset by $4.1 million of lower expenses attributable to unallocated external research and development costs.

Research and development expenses were $65.7 million and $46.0 million for the nine months ended September 30, 2025 and 2024, respectively. The increase was primarily due to (i) $19.3 million of higher direct costs associated with our clinical and preclinical and research programs, including $2.3 million of higher clinical trial expenses, (ii) 7.4 million of higher employee-related costs as a result of increased headcount as we continue to grow our business, and (iii) $1.8 million of higher facility-related and office costs as we expanded our office space in July 2024 to accommodate higher occupancy and larger operational activities, partially offset by $8.1 million of lower expenses attributable to unallocated external research and development costs and $0.8 million of lower other research and development expense.

In February 2025, the SEP-786 clinical study was discontinued and, as a result, we do not anticipate incurring significant additional clinical trial costs associated with this study. In September 2025, we announced the selection of SEP-479 as our next-generation oral small molecule PTH1R agonist development candidate and are now advancing SEP-479 through the completion of the remaining preclinical studies, manufacturing of clinical drug supply, and preparation of regulatory submissions in support of our plan to initiate a Phase 1 clinical trial for SEP-479 in the first half of 2026. We expect to continue to incur increased research and development expenses as we advance the ongoing clinical trial for SEP-631 towards completion, progress SEP-479 towards clinical development, continue to advance our TSHR NAM preclinical program and multiple discovery-stage programs in our pipeline, and continue to invest in our Native Complex PlatformTM.

General and Administrative

General and administrative expenses were $7.1 million and $4.9 million for the three months ended September 30, 2025 and 2024, respectively. The increase was primarily due to (i) $1.5 million of higher employee-related costs as a result of increased headcount to support our growing operations, (ii) $0.5 million of higher IT-related expenses, (iii) $0.3 million of higher legal and consulting fees, and (iv) $0.2 million of higher facility-related and office costs as a result of increased operational activities and operating as a public company.

General and administrative expenses were $20.9 million and $10.9 million for the nine months ended September 30, 2025 and 2024, respectively. The increase was primarily due to (i) $4.4 million of higher employee-related costs as a result of increased headcount, (ii) $2.2 million of higher legal and consulting fees, (iii) $1.0 million of accounting and consulting fees, (iv) $1.3 million of higher

IT-related expenses, (v) $0.4 million of higher facility-related and office costs as a result of increased operational activities and operating as a public company and (vi) $0.6 million of other general and administrative expenses.

Gain on Sale of Non-Financial Asset

Gain on sale of non-financial asset of $12.5 million during the three and nine months ended September 30, 2025 was attributable to a milestone payment under the Vertex Asset Purchase Agreement during the year ended December 31, 2023. No gain on sale of non-financial asset was recorded during the three and nine months ended September 30, 2024.

Other Income, Net

Interest Income

Interest income was $5.6 million and $1.9 million for the three months ended September 30, 2025 and 2024, respectively. Interest income was $14.2 million and $4.7 million for the nine months ended September 30, 2025 and 2024, respectively. The increases in interest income for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024, respectively, were due to higher interest rates and higher balances of invested cash in cash equivalents and marketable securities.

Benefit for Income Taxes

We recognized $0.1 million and $0.3 million of benefit for income taxes for the three and nine months ended September 30, 2024, respectively. We did not record a benefit or provision for income taxes for the three and nine months ended September 30, 2025.

Liquidity and Capital Resources

Sources of Liquidity

Our net losses were $38.1 million and $51.1 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $156.5 million. Since our founding, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, developing our proprietary and structure-based drug discovery platform, identifying and discovering our product candidates, establishing our intellectual property portfolio, conducting research and preclinical studies, including IND-enabling studies, initiating and conducting clinical trials, establishing arrangements with third parties for the manufacture of our product candidates and related raw materials, and providing general and administrative support for these operations. We expect to continue to incur substantial expenditures for our research and development programs.

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

In July 2025, upon the effectiveness of the Novo Collaboration Agreement, we received a one-time, non-refundable upfront payment of $195.0 million. In August 2025, we received a $12.5 million milestone payment from the Vertex Asset Purchase Agreement. We believe our cash, cash equivalents and marketable securities of $561.6 million as of September 30, 2025 will be sufficient to fund our operations and capital expenditure requirements at least into 2029.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in) operating activities	$125,177	$(46,512)
Net cash used in investing activities	(44,052)	(27,359)
Net cash provided by financing activities	668	73,630
Net increase (decrease) in cash, cash equivalents and restricted cash	$81,793	$(241)

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $125.2 million for the nine months ended September 30, 2025. The net cash provided by operating activities for the nine months ended September 30, 2025 was due to $169.8 million of net change in operating assets and liabilities, partially offset by $38.1 million of net loss, net non-cash charges of $6.5 million primarily attributable to gain on sale of non-financial asset and amortization of premiums (discounts), net.

Net cash used in operating activities was $46.5 million for the nine months ended September 30, 2024. The net cash used in operating activities for the nine months ended September 30, 2024 was due to our net loss of $51.1 million, partially offset by $1.7 million of net change in operating assets and liabilities, $2.9 million of non-cash charges for depreciation and amortization, stock-based compensation, non-cash operating lease expense, deferred income tax and accretion of discounts, net, on marketable securities.

Net Cash Used in Investing Activities

Net cash used in investing activities of $44.1 million for the nine months ended September 30, 2025 was attributable to $223.5 million of purchases of marketable securities and $0.5 million of purchases of property and equipment, partially offset by the maturity of $167.4 million of marketable securities and the receipt of the $12.5 million milestone payment related to the Vertex Asset Purchase Agreement.

Net cash used in investing activities of $27.4 million for the nine months ended September 30, 2024 was attributable to $65.8 million of purchases of available-for-sale marketable securities and $1.5 million of purchases of property and equipment, partially offset by the receipt of the remaining $22.6 million from the sale of non-financial asset during the year ended December 31, 2023 and the maturity of $17.3 million of available-for-sale marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $0.7 million for the nine months ended September 30, 2025 was primarily attributable to the proceeds from the exercise of stock options.

Net cash provided by financing activities of $73.6 million for the nine months ended September 30, 2024 was primarily attributable to the net proceeds from the sale and issuance of our Series B convertible preferred stock.

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
•
our ability to successfully develop, obtain regulatory and marketing approvals of our product candidates for the expected indications and patient populations;
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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. However, the trading prices for our common stock and for other biopharmaceutical companies have been highly volatile. As a result, we may face difficulties raising capital through sales of our common stock, and such sales may be on unfavorable terms. Similarly, adverse macroeconomic conditions and market volatility resulting from global and national economic developments, political unrest, high inflation, disruptions in capital markets, changes in international trade relationships, changes in or the disruptions of U.S. governmental agencies, whether from a continued U.S. federal government shutdown or reduced resources, global health crises, or other factors could materially and adversely affect our ability to consummate an equity or debt financing on favorable terms or at all. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect existing stockholders’ rights as common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

During the nine months ended September 30, 2025, there have been no material changes to our critical accounting policies and estimates as described in our Annual Report, except as described below.

Revenue Recognition

We account for revenue in accordance with ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). Under ASC 606, we recognize revenue when the customer obtains control of the promised goods or services at an amount that reflects the consideration we expect to receive in exchange for those goods or services. See Note 1, Significant Accounting Policies, to our condensed financial statements included elsewhere in this Quarterly Report for additional information.

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

Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that these disclosures controls were effective at a reasonable assurance level as of September 30, 2025.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Disruptions at the FDA, the SEC and other U.S. government agencies caused by reduction in staffing, funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

Currently, federal agencies in the U.S. are operating under a federal government shutdown due to expiration of the continuing resolution on September 30, 2025 and the current U.S. administration is focused on reducing costs of the federal government generally, including significantly reducing the number of government employees. The duration of the current government shutdown is unknown. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA, EMA, and other comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, availability of personnel and other resources, and statutory, regulatory, and policy changes, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. The current U.S. administration has issued executive orders seeking to greatly reduce the size of the federal workforce, including through layoffs and severance packages offered to employees of federal agencies within the executive branch and independent agencies, including the FDA, SEC and U.S. Patent and Trademark Office (“USPTO”). Any such reduction in personnel may result in longer review times by the FDA and other agencies.

Disruptions and personnel turnover, as a result of leadership changes, staff reductions or otherwise, at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Changes and cuts in FDA staffing have been reported by some within the pharmaceutical industry as creating instances of delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. There is also substantial uncertainty as to how regulatory reform measures being implemented by the current U.S. administration, and other political developments, such as government shutdowns or work stoppages, would impact other U.S. regulatory agencies, such as the FDA, SEC and USPTO, on which our operations rely. For example, in March 2025, the Department of Health and Human Services announced a broad-scale restructuring effort designed to significantly reduce FDA headcount. In April 2025, FDA employees began to receive reduction in force notices. In addition, over the last several years, including beginning on October 1, 2025, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, furloughed critical employees and ceased critical activities. Specifically, on

October 1, 2025, the U.S. federal government entered a shutdown suspending services deemed non-essential as a result of the failure by Congress to enact regular appropriations for the 2026 fiscal year. If a prolonged government shutdown occurs or a widespread freeze on federal funding continues or occurs in the future, or if staffing changes prevent the FDA, USPTO or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, including formal and informal interactions with product developers, it could significantly impact the ability of such regulatory agencies to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, current and future government shutdowns and/or substantial leadership, personnel, and policy changes at the SEC could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Unfavorable macroeconomic conditions, political instability and geopolitical events could adversely affect our business, financial condition, stock price, and results of operations.

Our business could be adversely affected by unstable economic and political conditions within the U.S. and foreign jurisdictions, including as a result of an economic downturn and geopolitical events, such as the potential for significant changes in the U.S. federal policies or regulatory environment that affect the geopolitical landscape, changes in or the disruptions of U.S. governmental agencies, whether from a continued U.S. federal government shutdown or reduced resources, disruptions in capital markets, changes in international trade relationships and military conflicts. The global credit and financial markets have also generally experienced extreme volatility and disruptions (including as a result of actual or perceived changes in interest rates, inflation, international tariffs and macroeconomic uncertainties), which has included severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, high inflation, uncertainty about economic stability, global supply chain disruptions, and increases in unemployment rates. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A severe or prolonged economic downturn could result in a variety of risks to our business, including a decrease in the demand for our product candidates and in our ability to raise additional capital when needed on acceptable terms, if at all.

The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflicts, such as the ongoing conflicts between Russia and Ukraine, Israel and Iran, and Israel and Hamas, terrorism, or other geopolitical events. Sanctions imposed by the U.S. and other countries in response to such conflicts, including the one in Ukraine, may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Additionally, changes to policy implemented by the U.S. Congress, the current U.S. administration or any new U.S. administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, in 2018 and 2019, increased tariffs were implemented on goods imported into the U.S., particularly from China, Canada, and Mexico. Additionally, in early 2025, the U.S. imposed significant tariffs on imports from other countries, including a baseline tariff of 10% on imports into the U.S. and higher tariffs on multiple designated countries (including the EU Member States, China, Canada, and Mexico), such as "reciprocal" tariffs at varying rates. Such tariffs have prompted retaliatory measures from several countries, which may further escalate.

On April 9, 2025, the U.S. announced that the imposition of most "reciprocal" tariffs would be paused for 90 days pending negotiations with the relevant countries. On September 25, 2025, the current U.S. administration announced a 100% tariff on brand-name or patented drugs unless pharmaceutical companies expand their manufacturing operations in the U.S., and may impose more restrictions on goods. While pharmaceutical products are currently excluded from the baseline and "reciprocal" tariffs imposed by the U.S., such tariffs still apply to the raw materials and other products necessary for the manufacture and formulation of our product candidates. In addition, the current U.S. administration has expressed an intent to impose tariffs on pharmaceutical imports, with the stated policy objective of reshoring pharmaceutical manufacturing to the U.S. Among other means, such tariffs may be imposed by the U.S. under Section 232 of the Trade Expansion Act of 1962, as amended, pursuant to which the U.S. Department of Commerce recently initiated an investigation to determine the effects of importing pharmaceuticals and pharmaceutical ingredients on national security. While certain tariffs have subsequently been suspended, modified or temporarily reduced, we cannot predict the results of the U.S. government’s trade negotiations or the outcome of ongoing legal challenges to specific tariff policies. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. There has also been proposed U.S. legislation, such as the bill titled the BIOSECURE Act introduced in 2024, that may restrict the ability of U.S. pharmaceutical companies to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. Although the BIOSECURE Act was not passed, in October 2025, versions of the National Defense Authorization Act of 2026 passed each respective chamber of Congress and both included an amendment that will effectively implement federal government contracting, loan, and grant restrictions similar to the 2024 BIOSECURE Act. This 2025 version of the BIOSECURE Act does not identify any specific companies by name in the legislative text. If the BIOSECURE Act or similar legislation is passed in the future, we may not be able to engage a backup or alternative supplier or service provider in a timely manner or at all. We continue to assess the legislation as it develops to determine whether it could have an effect on our contractual relationships. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

(c) Issuer Repurchases of Equity Securities

The following table provides stock repurchase activity during each of the months of the three months ended September 30, 2025:

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2025 - July 31, 2025	—	$—	—	—
August 1, 2025 - August 31, 2025	2,322	0.09	—	—
September 1, 2025 - September 30, 2025	—	—	—	—
	$2,322	$0.09	—	—

_____________________

(1) Represents shares of unvested common stock that were repurchased by us from former employees upon termination of employment in accordance with the terms of the employees’ stock option agreements. We purchased the shares from the former employees at the respective original exercise prices.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Rule 10b5-1 Trading Plans

None of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter ended September 30, 2025 covered by this Quarterly Report.

Item 6. Exhibits.

(a) Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-42382	3.1	October 28, 2024
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-42382	3.2	October 28, 2024
4.1†	Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders, dated as of June 28, 2023.	S-1	333-282469	4.1	October 24, 2024
4.2	Specimen Common Stock Certificate.	S-1	333-282469	4.2	October 24, 2024
10.1*#	Amended and Restated Non-Employee Director Compensation Policy
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

# Indicates a management contract or any compensatory plan, contract or arrangement.

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

Septerna, Inc.

Date: November 10, 2025	By:	/s/ Jeffrey Finer, M.D., Ph.D.
Jeffrey Finer, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2025	By:	/s/ Gil M. Labrucherie, CFA, J.D.
Gil M. Labrucherie, CFA, J.D.
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)