Form 10-K
period 2025-12-31
Septerna, Inc.
filed 2026-03-09
CIK 1984086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

As of June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $363.3 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Market of $10.57 per share as of such date. In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 2, 2026, the registrant had 44,906,374 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

We own various U.S. federal trademark filings, including a registered trademark, and possess proprietary trademark rights in our name and logo that we use in connection with the operation of our business. This Annual Report on Form 10-K (this “Annual Report”) includes our trademarks and trade names which are protected under applicable intellectual property laws and are our property. This Annual Report also contains trademarks, trade names and service marks of other companies, which are the property of their respective owners. Solely for convenience, trademarks, trade names and service marks referred to in this Annual Report may appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent permitted under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

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
•
the potential therapeutic benefits of our product candidates, including our SEP-479 and SEP-631 programs;
•
our ability to demonstrate, and the timing of, preclinical proof-of-concept in vivo and ex vivo for multiple programs;
•
our ability to replicate positive results achieved in our preclinical studies or clinical trials in current or future clinical trials;
•
our ability to obtain and maintain regulatory approval for our current and future product candidates and research and development programs, including our SEP-479 and SEP-631 programs, and to advance any product candidates that we may identify and successfully complete any clinical studies, including the manufacture of any such product candidates;
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
•
developments related to our proprietary Native Complex Platform®;

i

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
•
the impact of macroeconomic and geopolitical developments (such as the ongoing conflict in Ukraine, and new conflicts in Iran and the Middle East) on our business, including rising inflation and capital market disruptions, changes in or disruptions of U.S. governmental agencies, whether from a future U.S. federal government shutdown or reduced resources, new or increased international tariffs and retaliatory tariffs, trade protection measures, economic sanctions and economic slowdowns or recessions that may result from such developments which could harm our research and development efforts as well as the value of our common stock and our ability to access capital markets; and
•
other risks and uncertainties, including those listed under the section titled “Risk Factors” in Part I, Item 1A of this Annual Report.

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
•
We are early in our development efforts. We have not successfully completed any advanced clinical trials, and as a result it will be years before we commercialize a product candidate, if ever. If we are unable to identify and advance product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed.
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
•
Our proprietary Native Complex Platform® is based on novel technologies that are unproven and may not result in approvable or marketable products, which exposes us to unforeseen risks and makes it difficult for us to predict the time and cost of product development and potential for regulatory approval, and we may not be successful in our efforts to expand our development portfolio of product candidates.
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

v

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company pioneering a new era of G protein-coupled receptor (“GPCR”) oral small molecule drug discovery powered by our proprietary Native Complex Platform®. Our industrial-scale platform aims to unlock the full potential of GPCR therapies and has led to the discovery and development of our deep pipeline of product candidates focused initially on treating patients in three therapeutic areas: endocrinology, immunology and inflammation, and metabolic diseases.

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

Our proprietary Native Complex Platform® replicates the natural structure, function, and dynamics of GPCRs outside of cells at an industrial scale for, as we believe it, the first time. Our foundational technologies enable us to isolate, purify, and reconstitute full-length, properly folded GPCR proteins within ternary complexes with ligands and transducer proteins in a lipid bilayer that mimics the cell membrane. We then apply state-of-the-art discovery tools and technologies to these defined and tunable protein complexes to structurally design, screen for, and optimize potential product candidates. Leveraging our platform, we conduct GPCR oral small molecule drug discovery using an industrialized and iterative structure-based drug design approach for a diverse collection of GPCR targets. Our Native Complex Platform® is designed to enable us to target specific GPCRs, uncover novel binding pockets for validated receptors, and pursue a wide spectrum of pharmacologies, including agonists (which activate GPCR signaling), antagonists (which inhibit GPCR signaling), and allosteric modulators (which either increase or decrease the degree of GPCR activation by endogenous ligands) to affect GPCR signaling in different ways to achieve desired therapeutic effects.

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

Our Native Complex Platform®

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

With our proprietary Native Complex Platform®, we can purify GPCRs outside of cells and reconstitute them into fully functional ternary complexes with transducer proteins (e.g., G proteins, beta-arrestins) and ligands (endogenous or synthetic), all housed within a well-defined lipid bilayer environment. These Native Complexes are full-length, properly folded GPCRs that retain their natural structure, function, and dynamics. We then apply state-of-the-art discovery tools and technologies to these defined and tunable protein complexes to structurally design, screen for, and optimize potential product candidates. Leveraging our platform, we are advancing a new approach to GPCR drug discovery, designed to expand the landscape of druggable GPCR targets with novel oral small molecule medicines for patients.

Our Native Complex Platform® is powered by a suite of tools and technologies that we have optimized and integrated into a proprietary and industrialized workflow, forming an efficient and iterative discovery process for identification and optimization of novel small molecule product candidates targeting high-value GPCRs, including:

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

Our oral small molecule drug discovery process, powered by our proprietary Native Complex Platform®, is depicted in the figure below.

Our industrial-scale Native Complex Platform® is designed to target certain GPCRs for the first time, uncover novel binding pockets for validated receptors, and pursue a wide spectrum of pharmacologies to achieve desired therapeutic effects. Our platform has led to the discovery and development of a pipeline of novel, highly potent and selective oral small molecules, and for our most advanced programs, optimized them into clinical development candidates.

Our Strategy

Our goal is to develop life-changing GPCR-targeted medicines for patients with significant unmet medical needs. We plan to achieve this goal by efficiently advancing our portfolio of GPCR-targeted programs, continuing to expand our differentiated GPCR-targeted pipeline focused on indications with significant unmet needs, maximizing the potential of our Native Complex Platform® through continued innovation and investment, and evaluating potential value-creating strategic partnerships.

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

Our target selection process considers the validation level of the GPCR and existing preclinical and/or clinical data demonstrating desired biological outcomes upon target modulation for a variety of different indications. We have prioritized indications with well-defined biomarkers to streamline the path to clinical proof-of-concept data, high unmet medical need and significant market opportunities. When analogous molecules exist that are approved or in clinical development, we explore differentiation opportunities and leverage our Native Complex Platform® to address known limitations. We also leverage regulatory insights from established precedents to guide each program’s development strategy. As we expand our portfolio of GPCR-targeted programs, we will continue to focus on targets and indications with well-understood biology, predictive biomarkers for early proof-of-concept, efficient clinical development pathways, and high unmet medical need. We are building a deep portfolio comprised of programs that we can independently develop and commercialize upon regulatory approval, alongside select programs that may benefit from the development and commercial expertise, infrastructure and financial support of a strategic partner.

PTH1R Program: Oral Small Molecule PTH1R Agonist for Hypoparathyroidism

We are developing novel, oral small molecule Parathyroid Hormone 1 Receptor (“PTH1R”) agonists for the treatment of hypoparathyroidism. While there are PTH peptide products approved and in development for hypoparathyroidism that target PTH1R, to our knowledge, we have the most advanced and comprehensive oral small molecule PTH1R agonist program. We believe our PTH1R agonists offer potent and selective activation of PTH1R, a GPCR highly involved in blood calcium control, with the potential to achieve sustained normalization of serum calcium and phosphate upon once-daily or twice-daily oral dosing.

In the third quarter of 2024, we initiated a Phase 1 single- and multiple-ascending dose (“SAD/MAD”) clinical trial of SEP-786 in healthy volunteers. SEP-786 is an oral small molecule PTH1R agonist product candidate that was being developed for the treatment of hypoparathyroidism. On February 18, 2025, we announced our decision to discontinue the development of SEP-786 and advance a next-generation oral small molecule PTH1R agonist. This decision followed the observation of two unanticipated severe (Grade 3) events of elevated unconjugated bilirubin in the MAD portion of the Phase 1 trial, both of which were without elevations in alanine aminotransferase, aspartate aminotransferase, and gamma-glutamyl transferase liver enzyme levels. Dosing was discontinued for both study participants, and the bilirubin elevations were reversible. There were no events of liver injury, cholestasis, or hemolysis across all participants, and there were no serious adverse events (“SAEs”) in the Phase 1 trial. In completed 28-day preclinical toxicology studies in rats and dogs, SEP-786 was generally well-tolerated, without predicted risk of bilirubin elevation. We observed early signals of on-target pharmacology in the MAD portion of the trial including initial increases in serum calcium and decreases in endogenous parathyroid hormone levels. In September 2025, we announced the findings from our post-discontinuation investigation that SEP-786 was a potent UGT1A1 inhibitor, which is a mechanism known to be associated with increases in unconjugated bilirubin. In a follow-up cynomolgus monkey study of SEP-786, conducted after clinical discontinuation, we also observed elevated unconjugated bilirubin levels.

We announced in September 2025 that we had selected a new PTH1R development candidate, SEP-479. We presented preclinical data for SEP-479 from a translational rat thyroparathyroidectomy model demonstrating that SEP-479 achieved sustained normalization of serum calcium and phosphate levels over a 28-day dosing period. We also conducted a seven-day pharmacokinetic (“PK”) / pharmacodynamic (“PD”) study of SEP-479 in healthy cynomolgus monkeys, which showed robust, dose-dependent increases in serum calcium and decreases in endogenous parathyroid hormone levels across multiple dose levels of SEP-479. We observed no significant inhibition of UGT1A1 or other transporters for SEP-479 and no hyperbilirubinemia in any of the non-clinical studies to date for SEP-479, including the 7-day and 28-day GLP toxicology studies in healthy cynomolgus monkeys. SEP-479 was generally well-tolerated in 28-day GLP toxicology studies in rats, dogs and cynomolgus monkeys. In the first half of 2026, we plan to initiate a placebo-controlled, SAD and MAD Phase 1 clinical trial in Australia, pending the successful completion of regulatory submissions. We anticipate announcing topline data from this Phase 1 clinical trial around the end of 2026 or early 2027.

Overview of Hypoparathyroidism

Disease Background and Role of PTH1R

Hypoparathyroidism is a rare endocrine disease characterized by insufficient levels of parathyroid hormone (“PTH”) that affects approximately 70,000 patients in the United States and 140,000 patients in Europe. PTH is a critical hormone for calcium and phosphate homeostasis and functions through activation of PTH1R. Under normal physiological conditions, PTH is released from the parathyroid glands when circulating calcium levels are reduced and will act on PTH1R expressed on bone and kidney cells to increase calcium levels. Most patients with hypoparathyroidism develop the condition following damage to or loss of the parathyroid glands during thyroid surgery, while other etiologies include autoimmune and genetic disorders. Patients with hypoparathyroidism are at risk of both short-term and long-term complications and comorbidities, such as tingling, muscle cramps and weakness, fatigue, cataracts, and in severe cases can lead to life-threatening complications including abnormal heart rhythms and seizures. Chronic hypoparathyroidism is associated with cognitive and emotional symptoms, such as mental lethargy, inability to concentrate, memory loss or forgetfulness, anxiety, and depression. Many patients experience persistent symptoms that negatively impact quality of life and reduce work productivity.

Current Treatment Options and Their Limitations

The standard treatment for hypoparathyroidism includes high-dose calcium supplements several times a day and activated vitamin D (calcitriol) which aim to correct serum calcium levels; however, these therapies do not replace other functions of PTH to restore physiological mineral homeostasis, and they can lead to long-term complications, including soft-tissue calcifications and impaired renal function. Hormone replacement therapy with injectable PTH peptides is designed to sustain PTH in the normal physiological range, thereby more fully addressing the underlying condition. An injectable PTH peptide, palopegteriparatide (marketed as Yorvipath by Ascendis Pharma), was approved in Europe in 2023 and in the United States in 2024; however, it will require life-long daily injections.

Our Solution: Oral Small Molecule PTH1R Agonist

Our Program Strategy

We believe there is an unmet need for an oral small molecule PTH1R agonist that offers hypoparathyroidism patients a convenient, more physiological treatment option. Since conventional therapies, such as calcium and vitamin D, have limitations and do not restore other actions of PTH, such as release of bone calcium or renal calcium reabsorption, we believe an oral option that can increase serum calcium and replace the other functions of PTH is needed for patients. Our potent and selective PTH1R agonists are designed to address all patients with hypoparathyroidism. This includes the most severe patients, who may start injectable PTH peptide therapy, as well as mild-to-moderate patients who are currently on high doses of calcium and vitamin D and may be less interested in an injectable PTH peptide treatment.

Additionally, our Native Complex Platform® affords us the opportunity to continuously discover and optimize oral small molecule PTH1R agonists in addition to the lead compounds we have already identified. We may develop additional molecules for hypoparathyroidism or for other indications where PTH1R agonists can address disease pathology, such as osteoporosis.

Discovery and Preclinical Activity of Small Molecule PTH1R Agonists

Our Native Complex Platform® was applied to PTH1R and yielded multiple tractable chemical series of small molecule PTH1R agonists with distinct binding sites. Iterative structure-based design has led to multiple lead compounds from different chemical series. In September 2025, we announced that we had selected SEP-479 as the lead compound that we plan to advance into clinical development in the first half of 2026, pending the successful completion of drug product manufacturing and regulatory submissions. SEP-479 was generated from a chemical series that is unrelated to the chemical series from which we generated SEP-786.

We have assessed SEP-479’s potency and selective activation of PTH1R in human, dog, and rat receptor cell-based assays. In vivo, we have demonstrated that SEP-479 showed activity in a translational rat thyroparathyroidectomy (“TPTx”) model of hypoparathyroidism (Figure 2.A). In this model, surgical removal of the parathyroid glands replicates the human disease of hypoparathyroidism with a reduction in serum calcium below the normal range and an increase in serum phosphate levels above the normal range. To assess the activity of SEP-479, we dosed the TPTx rats with SEP-479 once-daily and analyzed the dose-dependent increases in serum calcium and decreases in serum phosphate allowing for an assessment of compound activity and PK/PD relationships.

In a 28-day repeat dose study (Figure 2.B and C), SEP-479 was dosed at 0.15 mg/kg orally once-daily which led to sustained increases in serum calcium to within the normal range and normalized serum phosphate levels over the entire 28-day dosing period.

Figure 2. (A) Rat hypoparathyroidism disease model (thyroid-parathyroidectomy model, TPTx). (B) Repeat once-daily oral dosing of SEP-479 in the TPTx model showed sustained calcium and phosphate control over 28 days of dosing. PO = oral; QD = once-daily.

In a 7-day repeat-dose healthy cynomolgus monkey PD study (Figure 3), SEP-479 was dosed orally once-daily at 0.5 mg/kg, 1 mg/kg, 2 mg/kg, and 3 mg/kg which led to decreases in serum PTH levels and dose-dependence increases in serum calcium.

Figure 3. Preclinical pharmacodynamic study of multiple doses of SEP-479 in healthy cynomolgus monkey. (QD) = QD = once-daily.

The PK profile of SEP-479 across multiple species was determined to support human PK projections based upon allometric scaling of the nonclinical PK parameters, in addition to in vitro-in vivo extrapolation (IVIVE) of intrinsic clearance in human hepatocytes. These human PK models projected that SEP-479 will have a human half-life in approximately the range of 43-87 hours following oral dosing. We believe that the totality of preclinical data for SEP-479 supports a projection that once-daily oral dosing of SEP-479 could lead to control of serum calcium within the normal range in patients with hypoparathyroidism.

Clinical Development Plan and Status

In the first half of 2026, we plan to initiate a placebo-controlled, SAD and MAD Phase 1 clinical trial in Australia, pending the successful completion of regulatory submissions. This Phase 1 clinical trial in healthy adult participants is designed to assess preliminary safety, tolerability, PK, and PD of oral doses of SEP-479. In the MAD portion of the trial, we plan to evaluate oral dosing of SEP-479 to evaluate safety and determine the optimal dosing regimen for serum calcium control. Secondary endpoints include PK, serum calcium, serum PTH, and other biomarkers. We anticipate announcing topline data from this Phase 1 clinical trial around the end of 2026 or early 2027.

SEP-631: Oral Small Molecule MRGPRX2 NAM for CSU and Other Mast Cell- Driven Diseases

We are developing SEP-631, a selective, oral small molecule MRGPRX2 negative allosteric modulator (“NAM”), initially for the treatment of CSU. In preclinical studies, SEP-631 demonstrated potent and long-lasting inhibition of MRGPRX2, which is a highly and uniquely expressed receptor on mast cells and when activated is a key driver of CSU and other prevalent mast cell- driven diseases. In August 2025, we announced the dosing of the first participants in our Phase 1 clinical trial of SEP-631. The Phase 1 SAD and MAD clinical trial evaluated the safety, tolerability, PK and PD of SEP-631 in healthy adult volunteers. On March 1, 2026, we presented positive results from our Phase 1 clinical trial of SEP-631 at the 2026 American Academy of Allergy Asthma & Immunology (AAAAI) Annual Meeting.

Overview of CSU

Disease Background and Role of MRGPRX2

CSU is a systemic inflammatory skin disease characterized by the spontaneous and recurrent appearance of itchy, painful hives, known as wheals, on the skin and angioedema, or swelling, that affects approximately 2-3 million patients in the United States. These chronic symptoms, which typically last between two and five years, can interfere with daily living, including the ability to work, and are frequently associated with psychiatric comorbidities, including depression and anxiety. Some patients with CSU report associated systemic symptoms including headache and fatigue, wheezing, flushing, palpitations, and gastrointestinal symptoms.

While there is no known trigger, the activation and degranulation of mast cells and release of histamine and other inflammatory mediators lead to the debilitating symptoms of CSU. Two canonical pathways represent the primary mechanisms for activation and degranulation of mast cells: activation of the IgE pathway via receptor cross-linking by antibodies targeting the high-affinity IgE receptor

(FcεRI) or IgE itself, and activation of an IgE-independent pathway via MRGPRX2. Upon activation, mast cells release a plethora of mediators leading to the hallmark symptoms of itching, redness, and swelling.

MRGPRX2 is highly expressed on the surface of mast cells and plays a critical role in mast cell activation and degranulation. This receptor is activated by a variety of stimuli, including neuropeptides, antimicrobial peptides, immune mediators, and certain drugs. Upon activation, MRGPRX2 triggers a signaling cascade that leads to the rapid release of pre-stored inflammatory mediators such as histamine, proteases, and cytokines from mast cell granules. This degranulation process contributes to immediate hypersensitivity reactions and various inflammatory conditions. The unique ability of MRGPRX2 to respond to a broad range of ligands highlights its importance in host defense mechanisms and its potential as a therapeutic target for treating allergic and inflammatory diseases.

Current Treatment Options and Their Limitations

Patients suffering from CSU are treated initially with antihistamines to control symptoms; however, approximately 37% of patients are inadequately controlled in this first-line setting.

A significant proportion of patients have persistent symptoms with antihistamines, highlighting substantial need for additional treatment options. In 2025, the FDA approved two new treatment options for CSU patients: dupilumab, an injectable biologic that inhibits interleukin-4 (IL-4) and interleukin-13 (IL-13), and remibrutinib, a twice-daily oral Bruton’s tyrosine kinase inhibitor. With the expanding knowledge of the pathogenesis of CSU and the role of mast cells, novel therapeutic agents targeting distinct drivers of CSU are in development. We are aware of several new mechanisms, and programs are being explored in clinical trials, such as anti-KIT antibodies barzolvolimab and briquilimab, an oral KIT inhibitor SAR449028, an MRGPRX2 inhibitor EVO756, and a long-acting anti-IgE antibody, ozureprubart.

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

We are developing SEP-631 initially for the treatment of CSU, as we believe this may provide an efficient path to clinical proof-of-concept. There remains a significant unmet need in CSU, since antihistamine-refractory patients have few oral treatment alternatives. Because multiple diseases are driven by activated mast cells, we believe there is an opportunity to expand into indications across several therapeutic areas, such as atopic dermatitis, interstitial cystitis, migraine, prurigo nodularis, and asthma.

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

A key feature of SEP-631 compared to other MRGPRX2 inhibitors is its long target residence time or slow off-rate of inhibition, meaning it takes a long time for the receptor-ligand complex to dissociate and for the receptor to become activatable again. Two experimental approaches were taken to determine the half-life of the receptor-ligand complex: radioligand binding experiments and a surface plasmon resonance study demonstrated long half-lives of 124 minutes (with a standard deviation of 20 minutes) and 50 minutes, respectively. Long target residence times of receptor ligands are recognized as being potentially advantageous for prolonged drug action in vivo, which have been shown to translate to enhanced clinical activity.

For characterization of SEP-631 in vivo, we developed a transgenic knock-in (“KI”) mouse model in which the coding region of the endogenous mouse MRGPRB2 receptor was replaced with the human MRGPRX2 receptor, due to the low sequence homology shared between the mouse and human orthologs. In this model, MRGPRX2 agonist ligands such as cortistatin-14 or icatibant stimulate robust plasma extravasation, or edema, when injected into the skin. Extravasation can be quantitated by following the redistribution of Evans Blue dye from the circulation into skin tissue (Figure 7.A). In the MRGPRX2 KI mouse model, SEP-631 robustly inhibited skin extravasation when dosed orally prior to the cortistatin-14 and icatibant skin challenge, demonstrating complete blockade of skin mast cell degranulation at an oral dose of 3 mg/kg (Figure 7.B).

Figure 7. (A) Human MRGPRX2 KI mouse model of plasma extravasation into skin. (B) SEP-631 potently inhibited cortistatin-14 and icatibant mediated plasma extravasation into skin in a human MRGPRX2 KI mouse model. PO = oral.

Preclinical Studies to Support Clinical Advancement of SEP-631

The preclinical drug metabolism and PK profile of SEP-631 across multiple species was determined to support human PK projections. SEP-631 has the potential to be highly orally bioavailable with low clearance and a projected half-life consistent with once-daily oral dosing.

In vitro and in vivo safety studies explored to date support that SEP-631 has a favorable tolerability profile. In 28-day repeat oral dose GLP toxicology studies in rats and dogs, SEP-631 was generally well tolerated with wide safety margins over projected maximal exposures at human efficacious doses.

Phase 1 Study Supports Clinical Advancement of SEP-631 to Phase 2

In August 2025, we announced the dosing of the first participants in our Phase 1 clinical trial of SEP-631. The Phase 1, double-blind, randomized, placebo-controlled, SAD and MAD clinical trial evaluated the safety, tolerability, PK, PD and food effects of SEP-631 dosed orally once-daily (“QD”) in healthy adult volunteers. On March 1, 2026, we presented positive results from our Phase 1 clinical trial of SEP-631 at the AAAAI Annual Meeting. In the SAD and MAD cohorts the adverse event profile for SEP-631 was comparable to placebo. No severe or serious events were reported in the study. In the SAD cohorts, two adverse events of mild transaminase elevations (<1.5x the upper limit of normal) in subjects receiving SEP-631, both of which were not related to dose, and at rates similar to placebo with one mild transaminase elevation observed in a subject receiving placebo. In the MAD cohorts, one mild transaminase elevation (<1.5x the upper limit of normal) was observed in a subject receiving SEP-631 and one was observed with a subject receiving placebo. The observed elimination half-life of SEP-631 was approximately 24 hours which we believe will support QD dosing in future clinical studies of SEP-631. In a food effects evaluation cohort, we observed subjects on a high-fat, high-calorie meal resulted in similar exposure of SEP-631 to subjects in fasted conditions as assessed by the maximum plasma concentration and area under the curve.

The Phase 1 study included a PD assessment of SEP-631 in the MAD cohorts using an icatibant skin challenge. The skin challenge agents that were injected into the forearm of healthy adult subjects included saline (injection negative control), histamine (wheal positive control), and icatibant at 10 ug/mL and 100ug/mL. Icatibant is an MRGPRX2 agonist that is known to cause wheal formations on the skin at the injection site. The skin challenge was performed at baseline (Day –1) and at steady-state (Day 9) following once-daily dosing of SEP-631 or placebo. The size of the wheals in the skin challenge was assessed using a precision image-based technology called AllergyScope detector, which utilizes short-wave infrared spectrum to image the skin wheals. Those images were then transmitted for central lab analysis and adjudication performed by two independent and blinded adjudicators at Johns Hopkins University. SEP-631 substantially inhibited icatibant 10 μg/mL-induced wheals at 10 mg QD, the lowest dose of SEP-631 that was evaluated in the study (Figure 8.A). SEP-631 inhibited icatibant 100 μg/mL-induced wheals in a dose-dependent manner up to complete inhibition at 200 mg QD (Figure 8.B).

Figure 8. (A) Icatibant 10 ug/mL. (B) Icatibant 100 ug/mL. Note that nominal p-values comparing each SEP-631 dose level to placebo for change from baseline are based on an ANCOVA model including a fixed effect for treatment group and baseline wheal response as a covariate.

Clinical Development Plan and Status

We are currently conducting long-term GLP toxicology studies for SEP-631 in rats and dogs which we expect to be completed summer 2026. Subject to successful completion of these toxicology studies, we plan to initiate a Phase 2b global, randomized, double-blind, placebo-controlled study to evaluate safety and exploratory efficacy of SEP-631 in CSU in the second half of 2026. In addition to CSU, we are exploring other high potential indications where tissue mast cells express MRGPRX2 including atopic dermatitis, interstitial cystitis / bladder pain syndrome, migraine, and asthma where we believe SEP-631 could offer a novel oral treatment option for these patient populations. We plan to explore these indications as potential future clinical development opportunities.

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

Discovery and Preclinical Activity of Oral TSHR NAMs

We have used our Native Complex Platform® to identify multiple tractable chemical series of oral small molecule TSHR NAMs. Molecular pharmacology studies with TSHR NAMs have demonstrated multiple compound series with high potencies and desired drug-like properties. In cells expressing human TSHR, cAMP signaling activated by an autoantibody isolated from a Graves’ disease patient was significantly inhibited with several of our lead compounds. In addition, our compounds exhibited high selectivity for inhibition of TSHR over a broad set of other GPCRs.

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

To demonstrate that our TSHR NAM can fully inhibit multiple patient autoantibodies, we assessed the activity of one of our small molecule TSHR NAMs (SP-1351) against Graves’ disease patient-derived polyclonal sera applied to TED patients’ orbital fibroblasts. Fibroblast activation by the sera is measured by quantifying hyaluronic acid production by the cells. SP-1351 was able to inhibit the activity of 10 out of 10 polyclonal sera samples, each from a different Graves’ disease patient (Figure 9). This result suggests broad inhibitory activity of our TSHR NAMs against the diverse range of polyclonal autoantibodies found in Graves’ disease patients.

Figure 9. SP-1351 inhibits activation of primary orbital fibroblasts by all 10 polyclonal serum samples collected from Graves’ disease patients. mAb = monoclonal antibody.

To characterize the effects of these oral TSHR NAMs on disease manifestations in vivo, we developed a translational mouse model of hyperthyroidism (Figure 10.A). Mice chronically treated with a Graves’ disease patient-derived TSHR-activating antibody developed multiple manifestations similar to Graves’ disease patients, including increased plasma thyroid hormone T4 levels (Figure 10.B), increased thyroid weight (Figure 10.C), and proptosis (Figure 10.D). After one week of SP-1351 treatment with repeat oral dosing, several of these manifestations showed signs of reversal including normalization of thyroid hormone T4 levels, reduction in thyroid weight, and reduction of proptosis.

Figure 10. (A) Translational in vivo mouse model of Graves’ disease.(B, C, D) SP-1351 demonstrates reversal of the hyperthyroid state and proptosis in mice chronically treated with a monoclonal TSHR autoantibody. mAb = monoclonal antibody.

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

Metabolic Diseases: Collaboration with Novo Nordisk

On May 13, 2025, we and Novo Nordisk A/S (“Novo”) entered into a global Collaboration and License Agreement (the “Collaboration Agreement”). Under the Collaboration Agreement, we are exclusively collaborating with Novo to leverage the Company’s proprietary Native Complex Platform® to discover, develop and commercialize multiple potential oral small molecule therapies for metabolic-related diseases based on certain specified molecular targets. The collaboration objective is to discover and develop several novel mono-, dual-, or triple-acting oral small molecule drug candidates directed across five GPCRs, including the GLP-1, GIP, and glucagon receptors (the “Collaboration Targets”). The collaboration included our most advanced preclinical metabolic program focused on developing an oral small molecule agonist to the GIP receptor.

After the Collaboration Agreement became effective on July 1, 2025, we and Novo commenced four simultaneous research and development programs (each an “R&D Program”) with each pursuing one or more Collaboration Targets from discovery through development candidate selection. Beginning with investigational new drug-enabling activities, Novo will then be responsible for all further global development and commercialization for each product candidate at its sole cost and expense. Subject to certain limitations, Novo has the right to modify the research plans and explore additional combinations of the existing Collaboration Targets for one or more of such R&D Programs provided that no more than four R&D Programs will be pursued simultaneously. Novo reimburses us for 100% of the costs arising from all research and development activities undertaken by us under the Collaboration Agreement. Novo is also responsible for all commercialization costs subject to our profit and loss share option described below for up to one program under the collaboration.

Under the terms of the Collaboration Agreement, we will provide Novo with exclusive licenses to enable Novo to develop and commercialize products directed at the Collaboration Targets. We retain all other rights to our Native Complex Platform® and all of our other research and development programs.

In July 2025, Novo paid us a one-time, non-refundable upfront payment of $195.0 million. For each R&D Program, we are also eligible to receive up to approximately $498.0 million in research, development, regulatory, and commercial milestone payments. In addition, we are entitled to escalating, tiered royalties ranging from mid-to-high single-digits based on global product sales on a country-by-country and product-by-product basis with respect to a R&D Program until the later of ten years after the date of first commercial sale of the first product in such R&D Program in such country, expiration of specified patent rights covering such product in such country or the expiration of specified regulatory exclusivity for the first product in such R&D Program in such country. The royalty payments are subject to certain step-down provisions including reductions due to valid patent claim expiration, generic product market share on a country-by-country basis, payments made under certain licenses for third party intellectual property and application of Inflation Reduction Act maximum fair price provisions (with such cumulative reductions in most cases subject to a royalty reduction floor). Subject to certain terms, conditions and limitations, we hold an option to elect a profit and loss sharing arrangement (in lieu of milestones and royalties) for one product candidate under the Collaboration Agreement, which must be exercised by the Company within a specified time period following completion of either IND-enabling studies or the first Phase 1 clinical trial for such product.

Competition

The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition, and a strong emphasis on proprietary and novel products and product candidates. While we believe our product candidates, platform, knowledge, experience, and scientific personnel provide us with several key competitive advantages, we face competition from major pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and public and private research institutions, among others. Our future success will depend in part on our ability to maintain a competitive position with our structure-based drug discovery platform. If we fail to stay at the forefront of technological change in utilizing our platform to create and develop product candidates, we may be unable to compete effectively. Our competitors may render our approach obsolete by advances in existing technological approaches or the development of new or different approaches, potentially eliminating the advantages in our drug discovery process that we believe we derive from our research approach and platform. Several other companies also focus on GPCRs and have platform technologies that are distinct from our Native Complex Platform®.

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

Intellectual Property

Our intellectual property is critical to our business and we strive to protect it, including by pursuing and, once obtained, by maintaining patent protection in the United States and in selected foreign jurisdictions for our product candidates, new therapeutic approaches and potential indications, and other inventions that are important to our business. We also rely on the skills, knowledge, and experience of our scientific and technical personnel, as well as that of our advisors, consultants, contractors, and collaborators. To help protect our proprietary know-how that we elect not to patent, such as our proprietary Native Complex Platform®, processes for which patents are difficult to enforce, and any other elements of our product candidates, technology and product discovery and development processes that involve proprietary know-how, information, or technology that is not covered by patents, we rely on confidentiality and other agreements to protect our interests. We generally require our employees, consultants, scientific advisors and contractors to enter into confidentiality agreements prohibiting the disclosure of our confidential information and requiring disclosure and assignment to us of their ideas, developments, discoveries and inventions important to our business. In addition, we also plan to rely on regulatory protection based on orphan drug exclusivities, data exclusivities, and market exclusivities. See the subsection section titled “—Government Regulation” for additional information.

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

Patent Filings

We generally file patent applications directed to our product candidates in an effort to secure our intellectual property positions vis-à-vis these programs. For our product candidates, we will, in general, initially pursue patent protection covering compositions of matter and therapeutic methods of use. Throughout the development of our product candidates, we will seek to identify additional means of obtaining patent protection that would potentially enhance commercial success, including by protecting inventions related to additional methods of use, processes of making, formulations and dosing regimens. As of March 1, 2026, we owned 2 issued patents and 135 pending patent applications in the United States, Europe, Japan, China and other territories, covering our product candidates and our research efforts. Assuming the timely payment of all applicable maintenance fees, our issued patents are projected to expire between 2044 and 2045, and our pending applications, if issued, are projected to expire between 2043 and 2046.

As of March 1, 2026, for our programs directed to small molecule agonists of PTH1R, small molecule inhibitors of MRGPRX2, and small molecule inhibitors of TSHR, and methods of using each of the foregoing, we own a total of 12 patent families. Assuming the timely payment of all applicable maintenance fees, the patents that may ultimately issue from families are projected to expire between 2043 and 2046.

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

Trade Secrets & Know-how

In addition to patent protection, we also rely on trade secrets, trademarks, proprietary information, confidential know-how, and continuing technological innovation to develop and maintain our competitive position. Our trade secrets, proprietary information, and confidential know-how includes our Native Complex Platform®. However, trade secrets, proprietary information, and confidential know-how can be difficult to protect. We seek to protect our trade secrets, proprietary information, and confidential know-how, in part, using confidentiality agreements with any collaborators, scientific advisors, employees, and consultants and invention assignment agreements with our employees. We also have agreements requiring assignment of inventions with selected consultants, scientific advisors, and collaborators. These agreements may not provide adequate protection. These agreements may also be breached, and we may not have an adequate remedy for any such breach. In addition, our trade secrets, proprietary information, and confidential know-how may become known or be independently developed by a third party, or misused by any collaborator to whom we disclose such information. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or obtain or use information that we regard as proprietary. Although we take steps to protect our proprietary information, third parties may independently develop substantially the same or similar proprietary information and techniques or may otherwise gain access to our proprietary information. As a result, we may not be able to meaningfully protect our trade secrets, proprietary information, and confidential know-how. For more information regarding the risks related to our intellectual property, see the section titled “Risk Factors—Risks Related to Intellectual Property.”

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
•
Phase 2. The drug is administered to a limited patient population to identify possible adverse effects (“AEs”) and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.
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

Marketing Authorization

To obtain a marketing authorization for a product in the EU, an applicant must submit an MAA either under a centralized procedure administered by the European Medicines Agency (“EMA”) or one of the procedures administered by competent authorities in the EU Member States (national, decentralized or mutual recognition procedure) for obtaining a marketing authorization in one or more EU Member States. A marketing authorization may be granted only to an applicant established in the European Economic Area (“EEA”) (which is comprised of the EU Member States plus Norway, Iceland and Liechtenstein).

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

An orphan designation provides a number of benefits, including fee reductions, regulatory assistance and the possibility to apply for a centralized EU marketing authorization. Marketing authorization for an orphan medicinal product leads to a ten-year period of market exclusivity being granted. During this market exclusivity period, the European Commission or the competent authorities of the EU Member States may only grant a marketing authorization to a “similar medicinal product” to the authorized orphan product for the same therapeutic indication if: (i) a second applicant can establish that its product, although similar to the authorized orphan product, is safer, more effective or otherwise clinically superior; (ii) the marketing authorization holder for the authorized orphan product consents to a second medicinal product application; or (iii) the marketing authorization holder for the authorized orphan product cannot supply enough orphan medicinal product. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The market exclusivity period for the authorized therapeutic indication may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation because, for example, the product is sufficiently profitable not to justify market exclusivity. Orphan designation must be requested before submitting an application for marketing authorization. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

Periods of Authorization and Renewals

A marketing authorization has an initial validity of five years. The marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA (for a centrally authorized product) or by the competent authority of the relevant EU Member State (for a nationally authorized product). To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least nine months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission or the competent authorities of the relevant Member States decide, on justified grounds relating to pharmacovigilance, to proceed with one further five year renewal period. Any authorization which is not followed by the actual placing of the medicinal product on the EU market (for centrally-authorized products) or on the market of the authorizing EU Member State (for nationally-authorized products) within three years after authorization is granted, ceases to be valid (the so-called sunset clause).

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

Reform of the Regulatory Framework in the European Union

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). The European Commission has provided the legislative proposals to the European Parliament and the European Council for their review and approval. On December 11, 2025, the European Parliament and the European Council reached agreement on the EU Pharma Law Package, also known as the General Pharmaceutical Legislation. While he adopted acts of the new pharmaceutical legislation are expected to enter into force in 2026, the following two years, until 2028, will serve as a transition period. In this time interval, EU member states are expected to update their national laws to align with the new rules, after which the new legislation becomes applicable.

Brexit and the Regulatory Framework in the United Kingdom

The UK ceased being a Member State of the EU on January 31, 2020. Following the end of the Brexit transition period on January 1, 2021, the UK is not generally subject to EU laws in respect of medicines. The EU laws that have been transposed into UK law through secondary legislation remain applicable in the UK, however, new legislation such as the EU Clinical Trials Regulation is not applicable in the UK. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency (“MHRA”) became the UK's standalone medicines and medical devices regulator. On January 1, 2025, a new arrangement called the “Windsor Framework” came into effect and reintegrated Northern Ireland under the regulatory authority of the MHRA with respect to medicinal products. The Windsor Framework removes EU licensing processes and EU labeling and serialization requirements relation to Northern Ireland and introduces a UK-wide licensing process for medicines. A single UK-wide marketing authorization may be granted by the MHRA for medicinal products intended to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK.

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
•
required manufacturers to participate in a coverage gap discount program, under which they were required to offer 50 percent point-of-sale discount off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D (later increased to 70% and then later replaced altogether under the Inflation Reduction Act with the Medicare Part D manufacturer discount program); and
•
imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs” to specified federal government programs.

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
•
The American Rescue Plan Act of 2021 eliminates the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024.
•
The Inflation Reduction Act of 2022 (“IRA”) included several other provisions that may impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries and impose new manufacturer financial liability on all drugs in Medicare Part D. Further, the IRA among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has completed the first and second rounds of price negotiations and has announced the first and second sets of “maximum fair prices,” covering a total of 25 drugs. The Medicare drug price negotiation program is currently subject to legal challenges. It is unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry.
•
The One Big Beautiful Bill Act of 2025 (“OBBBA”) imposed significant reductions in Medicaid funding, additional work requirements for Medicaid recipients, and more frequent reenrollment requirements, which are expected to place substantial pressure on state Medicaid budgets, reduce enrollment, and limit covered services, which could decrease utilization of, and reimbursement for, our products, if approved.
•
These laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. The Trump Administration has issued executive orders and supported proposed regulatory initiatives in 2025 that could have a significant impact on the prices that we, or any collaborators, may receive for any approved products.

On May 12, 2025, President Trump signed an executive order directing the Secretary of HHS to set and communicate most-favored-nation (“MFN”) price targets to manufacturers and propose a rulemaking plan to impose MFN pricing if “significant progress” is not made, and also directing the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. The executive order further states that the Administration will take additional action (for example, examining whether marketing approvals should be modified or rescinded or considering individual drug importation waiver authorities) should manufacturers fail to offer American consumers the MFN lowest price. In July 2025, President Trump sent letters to certain pharmaceutical companies demanding that these companies extend MFN pricing to Medicaid and newly launched drugs as well as move to direct-to-consumer models priced at MFN pricing, and soliciting binding commitments by September 29, 2025. Since this time, multiple drug manufacturers have announced plans to, for certain of their drugs, lower prices to reflect similar pricing around the world, and to sell these reduced-price drugs on a direct-to-consumer purchasing platform developed by the federal government; however, it is not known what results will occur to the extent the recipients of these letters do not reduce their U.S. prices.

On December 19, 2025, CMS released two proposed rules that would incorporate MFN pricing principles into federal reimbursement for prescription drugs. The first proposal, the Global Benchmark for Efficient Drug Pricing Model (“GLOBE”) for Medicare Part B, would require manufacturers of specified single source drugs and sole source biologics to pay incremental rebates based on international benchmark prices, with participation triggered for products meeting CMS’s spending and eligibility criteria. The second proposal, the Guarding U.S. Medicare Against Rising Drug Costs (“GUARD”) model for Medicare Part D, would similarly mandate manufacturer rebates for qualifying sole source drugs where the Medicare net price exceeds an MFN benchmark derived from international reference pricing methodologies. As proposed, GLOBE would begin a five year performance period on October 1, 2026 and GUARD would begin its performance period in 2027. These proposals will likely be subject to legal challenges that could delay their implementation or modify their impact on manufacturer pricing and revenue. Additionally, in November 2025, CMS introduced the GENErating cost Reductions fOr U.S. Medicaid (“GENEROUS”) Model, a voluntary MFN framework for manufacturers participating in the Medicaid Drug Rebate Program. Although it is voluntary, the GENEROUS Model could also impact the drug pricing landscape for manufacturers.

The effect of these healthcare reform initiatives on our business and the pharmaceutical industry in general is not yet known, but could be substantial and materially adverse to our ability to successfully commercialize our product candidates at profitable price points.

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

Additionally, to the extent we collect personal data from individuals outside of the United States, through clinical trials or otherwise, we are, or may become, subject to foreign data protection, privacy, and security laws, such as the European Union’s General Data Protection Regulation (“EU GDPR”) and the EU GDPR as incorporated into laws of the U.K. (“UK GDPR”). Such foreign data protection, privacy, and security laws impose significant and complex compliance obligations on entities that are subject to those laws, as more fully discussed in the section titled “Risk Factors” included elsewhere in this Annual Report.

Employees and Human Capital Resources

As of December 31, 2025, we had 130 full-time employees, 67 of whom have M.D. or Ph.D. degrees. Within our workforce, 98 employees are engaged in research and development and 32 are engaged in business development, finance, legal, and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biotechnology company with a limited operating history, which may make it difficult to evaluate the success of our business to date and assess our future viability. Since our inception in December 2019, we have focused primarily on organizing and staffing our company, business planning, establishing our intellectual property portfolio, raising capital, developing our proprietary and structure-based drug discovery platform, identifying and developing our product candidates, conducting research and preclinical studies, including IND-enabling studies, initiating and conducting clinical trials, and providing general and administrative support for these operations. Our approach to the discovery and development of product candidates based on our Native Complex Platform® is unproven, and we do not know whether we will be able to develop any product candidates that succeed in clinical development or commercially. Other than SEP-631, all of our current product candidates and development programs are in preclinical development or in the drug discovery stages. Accordingly, we have not yet successfully completed any advanced clinical trials, demonstrated an ability to successfully obtain regulatory approvals, manufactured commercial-scale product, or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our preclinical and clinical development and ongoing operations. As a result, we are not profitable and have incurred significant losses since our inception, with the exception of the year ended December 31, 2023, and negative cash flows from operating activities and capital expenditures and expect to continue to incur significant and increasing operating losses for at least the next several years. If our product candidates are not successfully developed and approved, we may never generate any significant revenue. For the year ended December 31, 2025, our net loss was $48.9 million. As of December 31, 2025, we had an accumulated deficit of $167.3 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive marketing approvals and begin generating revenue from product sales. We expect to continue to incur significant losses for the foreseeable future, and we expect that our expenses will increase substantially as we continue our development of, seek marketing approval for and potentially commercialize any of our product candidates, recruit and maintain key personnel and seek to identify, assess, acquire, in-license or develop additional product candidates.

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

As of December 31, 2025, we had $548.7 million in cash, cash equivalents and marketable securities. We expect that our cash, cash equivalents, and marketable securities will enable us to fund our operating expenses and capital expenditure requirements at least into 2029. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of factors currently unknown to us, and we may need to seek funding sooner than planned. Our future capital requirements will depend on many factors, including:

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

Risks Related to Discovery, Development and Regulatory Approval of Product Candidates

We are early in our development efforts, and as a result it will be years before we commercialize a product candidate, if ever. If we are unable to identify and advance product candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed.

The success of our business depends primarily upon our ability to identify, develop and commercialize product candidates. We are early in our development efforts and discontinued our first Phase 1 study of our prior lead candidate, SEP-786, in 2025. Other than SEP-631, for which we presented data from the Phase 1 clinical trial at the AAAAI annual meeting on March 1, 2026, our product candidates and development programs are in preclinical development or in the drug discovery stages. We have invested substantially all of our research efforts to date in developing our Native Complex Platform®, identifying potential product candidates and conducting preclinical and clinical studies. As an organization, we have limited experience in conducting and managing clinical trials necessary to obtain regulatory approvals, and we may be unable to do so for our product candidates. While we plan to continue to advance SEP-631 in clinical development, and we are also planning to advance multiple lead compounds towards selection of a next-generation oral small molecule PTH1R agonist development candidate, we have not successfully completed any advanced clinical trials to date. Additionally, we have a portfolio of targets and programs that are in earlier stages of discovery or preclinical development and may never proceed to advanced clinical-stage development. If we are able to advance these other targets and programs into advanced clinical development, we do not have experience managing multiple clinical trials simultaneously, working with global clinical trials, or working in multiple different disease indications. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for, and successfully commercializing our product candidates, either alone or with third parties, and we cannot guarantee you that we will ever obtain regulatory approval for any of our product candidates. Before obtaining regulatory approval for the commercial distribution of our product candidates, we must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates.

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

In addition, if any of our product candidates receive marketing approval, we will be subject to significant regulatory obligations regarding the submission of safety and other post-marketing information and reports and registration, and will need to continue to comply (or ensure that our third-party providers comply) with cGMPs and GCPs for any clinical trials that we conduct post-approval. In addition, there is always the risk that we, a regulatory authority or a third party might identify previously unknown problems with a product post-approval, such as AEs of unanticipated severity or frequency. Compliance with these requirements is costly, and any failure to comply or other issues with our product candidates post-approval could adversely affect our business, financial condition and results of operations.

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

Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our INDs and other regulatory filings. We cannot be certain of the timely identification of a product candidate or the successful completion or outcome of our preclinical testing and studies and cannot predict whether the FDA, EMA or other comparable foreign regulatory authorities will accept our proposed clinical programs or whether the outcome of our preclinical testing and studies will ultimately support the further development of any product candidates. Conducting preclinical testing is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity and novelty of the program, and often can be several years or more per program. As a result, we cannot be sure that we will be able to submit INDs or other comparable foreign regulatory submissions for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs will result in the FDA, EMA, or other comparable foreign regulatory authority allowing clinical trials to begin.

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
•
changes to the clinical trial protocol;
•
clinical sites deviating from trial protocol or dropping out of a trial;
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

Further, conducting clinical trials in foreign countries, as we have done and may continue to do for our product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocols as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory requirements, as well as political, currency exchange and other economic risks relevant to such foreign countries. Investigators and patients may not be able to comply with clinical trial protocols if quarantines or other constraints impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff which in turn could adversely impact our clinical trial operations. Additionally, we may experience interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel, quarantines or social distancing protocols imposed or recommended by federal or state governments, employers and others in connection with public health concerns. We may face delays in meeting our anticipated timelines for our ongoing and planned clinical trials, which could adversely affect our business, financial condition, results of operations and growth prospects.

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

To date, we have not completed the evaluation of any product candidates in advanced human clinical trials. It is impossible to predict when or if any product candidates we may develop will ultimately prove safe in humans. As is the case with pharmaceuticals generally, it is likely that there may be side effects and AEs associated with our product candidates’ use. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. Regulatory authorities may draw different conclusions or require additional testing to confirm these determinations, if they occur. In addition, it is possible that as we test our product candidates in larger, longer and more extensive clinical trials with a broader group of patients, or as use of these product candidates becomes more widespread if they receive marketing approval, illnesses, injuries, discomforts and other AEs that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by participants. Many times, side effects are only detectable after investigational product candidates are tested in large-scale, Phase 3 trials or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that any of our product candidates has serious or life-threatening side effects or other side effects that outweigh the potential therapeutic benefit, the development of the product candidate may fail or be delayed, or, if the product candidate has received marketing approval, such approval may be revoked, which would harm our business, prospects, operating results and financial condition. In particular, because we are developing our product candidates for chronic indications, the FDA, EMA, and other comparable foreign regulatory authorities will likely require that our product candidates demonstrate a higher level of safety over a longer period of time than would be the case for product candidates intended for short-term use. Moreover, if we elect, or are required, to delay, suspend or terminate any clinical trial of our product candidates, the commercial prospects of our product candidates may be harmed and our ability to generate revenue through their sale may be delayed or eliminated. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

The research, clinical development, testing, quality control, safety, effectiveness, manufacturing, labeling, packaging, storage, record-keeping, advertising, promotion, marketing, import, export, distribution, post-approval monitoring, and post-approval reporting of our product candidates are subject to extensive regulation by the FDA in the United States and by comparable foreign regulatory authorities in foreign markets. In the United States, neither we nor any current or future collaborators are permitted to market our product candidates until we receive regulatory approval from the FDA. The process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications and patient population. Approval policies or regulations may change, new relevant statutes or regulations may be enacted, and the FDA, EMA and other comparable foreign regulatory authorities have substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed.

Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA, EMA or other comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA, EMA and other comparable foreign regulatory authorities, which could require us to delay or abandon clinical development plans. In addition, regulatory authorities may require us to conduct further preclinical studies before evaluating our product candidate in a clinical trial. Once we initiate clinical trials, the FDA, EMA, or other comparable foreign regulatory authorities may require additional clinical trials or suggest changes to our planned clinical trials, prior to and in support of the approval of a NDA or equivalent foreign marketing application. Changes to data requirements by the FDA, EMA, or other comparable foreign regulatory authorities during the development of our product candidates may cause the applicable regulatory authorities to require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or regulatory authorities may object to elements of our clinical development program.

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

•
the inability to demonstrate that a product candidate is safe and effective, and that a product candidate’s clinical and other benefits outweigh its safety risks;
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
•
approval may be granted only for indications that are significantly more limited than what has been applied for and/or with other significant restrictions on distribution and use;
•
such authorities may find deficiencies in the manufacturing processes, approval policies or facilities of our third-party manufacturers with which we or any of our current or future collaborators contract for clinical and commercial supplies; or
•
the approval policies or regulations of such authorities may significantly change in a manner rendering our or any of our current or future collaborators’ clinical data insufficient for approval.

With respect to foreign markets, approval procedures vary among countries and, in addition to the foregoing risks, may involve additional product testing, administrative review periods and agreements with pricing authorities. In addition, events raising questions about the safety of certain marketed pharmaceuticals may result in increased cautiousness by the FDA, EMA, and other comparable foreign regulatory authorities in reviewing new drugs based on safety, efficacy or other regulatory considerations and may result in significant delays in obtaining regulatory approvals. Any delay in obtaining, or inability to obtain, applicable regulatory approvals would prevent us or any of our current or future collaborators from commercializing our product candidates.

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

Patient enrollment and retention in clinical trials is a significant factor in the timing of clinical trials and depends on many factors, including the size and nature of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data with respect to the study drug, the number, nature and duration of competing treatments and ongoing clinical trials of competing drugs for the same indication, the proximity of patients to clinical trial sites and the eligibility criteria for the clinical trial. As our programs progress, we or our collaborators may not be able to initiate or continue clinical trials for any product candidates we identify or develop if sufficient numbers of eligible patients are unable to be located and enrolled to participate in these trials as required by the FDA, EMA, or other comparable foreign authorities, or as needed to provide appropriate statistical power for a given trial. For certain of our product candidates, the conditions which we may evaluate include rare diseases with limited patient pools from which to draw. In some cases, patient populations for rare diseases are located at specific academic sites focused on such indications, often with multiple competing clinical trials. Potential patients for any planned clinical trials may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for such trials. We or our collaborators also may encounter difficulties in identifying and enrolling patients with a stage of disease appropriate for the planned clinical trials and monitoring such patients adequately during and after treatment. As noted above, other pharmaceutical companies targeting these same diseases are recruiting clinical trial patients from these patient populations, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates, which may make it more difficult to fully enroll patients in clinical trials for our product candidates. In addition, the process of finding and diagnosing patients may prove costly.

The eligibility criteria of clinical trials for our product candidates, once established, may further limit the pool of available trial participants. If the actual number of patients with these diseases is smaller than anticipated, clinical trials for our product candidates may encounter difficulties in enrolling patients, thereby delaying or preventing development and approval of our product candidates. Even once a sufficient number of patients have been enrolled in a clinical trial for our product candidate, the inability to retain patients through to the study’s completion may cause a failure of the study to meet its objectives and/or clinical endpoints.

The timely completion of clinical trials in accordance with their protocols depends, among other things, on the ability to enroll a sufficient number of patients who remain in the study until its conclusion. We may experience difficulties in patient enrollment or retention in our clinical trials for a variety of reasons. Patient enrollment and retention in clinical trials depends on many factors, including:

•
the size and nature of the patient population, in particular for rare diseases such as the diseases on which we are focused initially, and process for identifying patients;
•
the severity of the disease under investigation;
•
the design of the trial protocol;
•
efforts to facilitate timely enrollment in clinical trials;
•
the existing body of safety and efficacy data for the product candidate;
•
the number and nature of competing treatments and ongoing clinical trials of competing therapies for the same indication;
•
the proximity and availability of clinical trial sites for patients;
•
the eligibility and exclusion criteria for the trial;
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

Furthermore, our efforts to build relationships with patient communities may not succeed, which could result in delays in patient enrollment in clinical trials for our product candidates. In addition, any negative results we or our collaborators may report in clinical trials of a given product candidate may make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates, or could render further development impossible. Further, if patients drop out of clinical trials for our product candidates, miss scheduled doses or follow-up visits, or otherwise fail to follow clinical trial protocols, the integrity of data from clinical trials for our product candidates may be compromised or not accepted by the FDA, EMA, or other comparable foreign regulatory authorities, which would represent a significant setback for the applicable program. In addition, we may rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance. Such delays or failures could adversely affect our business, operating results and prospects.

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

Additionally, under the FDORA, sponsors of approved drugs and biologics must provide six months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the FDA issuing a publicly available non-compliance letter to the sponsor. The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. The policies of the FDA, EMA and other comparable foreign regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. In addition, the U.S. Supreme Court’s July 2024 decision to overturn established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which the FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes. As a result of the U.S. Supreme Court’s decision, the FDA and other agencies may be less inclined to engage in formal regulation and may rely to a greater degree on informal guidance, which may not always be susceptible to immediate challenge. We cannot predict the likelihood, nature or extent of government regulation or guidance that may arise from future court decisions, legislation, or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or guidance or the adoption of new requirements, guidance, or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

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
•
the rate of progress, costs and results of clinical trials for our drug candidates and research and development activities, including the extent of scheduling conflicts with participating clinicians and collaborators;
•
our or our collaborators’ ability to identify and enroll patients who meet clinical trial eligibility criteria;
•
our or our collaborators’ receipt of approvals by the FDA, EMA, and other comparable foreign regulatory authorities and the timing thereof;

•
other actions, decisions or rules issued by regulators;
•
our or our collaborators’ ability to access sufficient, reliable and affordable supplies of materials used to manufacture our product candidates;
•
the efforts of our collaborators with respect to the commercialization of our product candidates;
•
the securing of, costs related to, and timing issues associated with, product manufacturing as well as sales and marketing activities; and
•
securing product reimbursement

The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If these milestones are not met as publicly announced, or at all, the commercialization of our product candidates may be delayed or never achieved and, as a result, our stock price may decline.

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

We have limited financial and managerial resources, and to date, we have focused on research programs and product candidates within the endocrinology, immunology and inflammation, neurology and metabolic therapeutic areas. In September 2025, we selected a new PTH1R development candidate, SEP-479, and we plan to initiate a placebo-controlled, SAD and MAD Phase 1 clinical trial in Australia, pending the successful completion of regulatory submissions in the first half of 2026. Correctly prioritizing our research and development activities is particularly important for us due to the breadth of potential product candidates and indications that we believe could be pursued by leveraging our Native Complex Platform®. As a result, we may forgo or delay pursuit of opportunities with other product candidates or in other therapeutic areas that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to timely capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. We must continually assess the potential commercial viability of our research programs and product candidates, and we may decide to pause or discontinue development of any of our product candidates based upon such assessments, even if we obtain positive data from our product candidates in preclinical studies and clinical trials.

Our proprietary Native Complex Platform® is based on novel technologies that are unproven and may not result in approvable or marketable products, which exposes us to unforeseen risks and makes it difficult for us to predict the time and cost of product development and potential for regulatory approval, and we may not be successful in our efforts to expand our development portfolio of product candidates.

A key element of our strategy is to use our proprietary Native Complex Platform® to overcome the historical limitations of GPCR drug development, including the isolation, purification and stabilization of GPCRs in their native forms, in order to build a robust and diverse portfolio of potentially first-in-class and best-in-class oral small molecule therapies that address both well-validated and novel GPCR targets.

The scientific research that forms the basis of our efforts to develop product candidates with our platform is still ongoing. We are not aware of any FDA approved therapeutics utilizing the technology underlying our platform. Further, the scientific evidence to support the feasibility of developing therapeutic treatments based on our platform is both preliminary and limited. As a result, we are exposed to a number of unforeseen risks and it is difficult to predict the types of challenges and risks that we may encounter during development of our product candidates. For example, we have only generated limited clinical data on our prior lead candidate, SEP-786, which led us to discontinue the program, and we have generated only limited early clinical data for SEP-631, our selective, oral small molecule MRGPRX2 NAM. Our current data on our development pipeline is limited to animal models and preclinical cell lines, the results of which may not translate into humans. Further, relevant animal models and assays may not accurately predict the safety and efficacy of our product candidates in humans, and we may encounter significant challenges creating appropriate models and assays for demonstrating the safety and purity of our product candidates.

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

From time to time, we may publicly disclose interim, preliminary or topline data from our preclinical studies and clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the topline or preliminary data we previously made public. As a result, topline and preliminary data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between topline, preliminary or interim data and final data could significantly harm our business prospects.

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
•
the strength of our or our collaborators’ relationships with patient communities;
•
the cost of treatment in relation to alternative treatments and therapies, including any similar generic treatments;
•
the ability to offer such product for sale at competitive prices;
•
the convenience and ease of administration compared to alternative treatments and therapies;
•
the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•
limitations or warnings, including distribution or use of restrictions contained in the product’s approved labeling;
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

The efforts to educate physicians, patients, third-party payors and others in the medical community on the benefits of our product candidates may require significant resources and may never be successful. Because we expect sales of our product candidates, if approved, to form the basis for substantially all of our revenues for the foreseeable future, the failure of our product candidates, if approved, to find market acceptance would harm our business and could require us to seek additional financing.

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

Third-party payors increasingly are challenging prices charged for pharmaceutical products, medical devices and services, and many third-party payors may refuse to provide coverage and reimbursement for particular drugs when an equivalent generic drug is available. It is possible that a third-party payor may consider our products or product candidates, if approved, and a generic drug as substitutable and only offer to reimburse patients for the generic drug. Even if we show improved efficacy or safety or improved convenience of administration with our products or product candidates, if approved, pricing of an established drug for the same or similar indication may limit the amount we will be able to charge for such product. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our products or product candidates, and may not be able to obtain a satisfactory financial return on products that we may develop.

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

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada, and other countries has and will continue to put pressure on the pricing and usage of our products and product candidates, if approved, and on drugs related to our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Many countries, including the EU Member States, established complex and lengthy procedures to obtain price approvals, coverage and reimbursement. These procedures vary from country to country but are commonly initiated after grant of the related marketing authorization. More particularly, in the EU, potential reductions in prices and changes in reimbursement levels could be the result of different factors, including reference pricing systems. It could also result from the application of external reference pricing mechanisms, which consist of arbitrage between low-priced and high-priced countries. Reductions in the pricing of our medicinal products in one EU Member State could affect the price in other EU Member States and, thus, have a negative impact on our financial results. Other countries allow companies to fix their own prices for medical products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our products or product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits. As an example, many EU Member States review periodically their decisions concerning the pricing and reimbursement of medicinal products. The outcome of these reviews cannot be predicted and could have adverse effects on the pricing and reimbursement of our medicinal products in the EU Member States.

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

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition, and a strong emphasis on proprietary and novel products and product candidates. While we believe our product candidates, platform, knowledge, experience and scientific personnel provide us with several key competitive advantages, we face competition from major pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions, among others. Our future success will depend in part on our ability to maintain a competitive position with our structure-based drug discovery platform. If we fail to stay at the forefront of technological change in utilizing our platform to create and develop product candidates, we may be unable to compete effectively. Our competitors may render our approach obsolete by advances in existing technological approaches or the development of new or different approaches, potentially eliminating the advantages in our drug discovery process that we believe we derive from our research approach and platform. Several other companies also focus on GPCRs and have platform technologies that are distinct from the Native Complex Platform®, including Nxera Pharma Co., Ltd. (formerly Sosei Heptares), Structure Therapeutics Inc., Tectonic Therapeutics, Inc., and Confo Therapeutics.

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

We are aware of several pharmaceutical companies that have commenced clinical trials of product candidates or have successfully commercialized products addressing areas that we are targeting. Takeda Pharmaceuticals owns the rights to parathyroid hormone product (brand name NATPARA) for the treatment of hypoparathyroidism. NATPARA was voluntarily recalled due to manufacturing issues in September 2019 in the United States and is now only available to a limited number of patients through a Special Use Program offered by its manufacturer. In October 2022, Takeda Pharmaceuticals announced manufacturing of all strengths of NATPARA will be discontinued globally by the end of 2024. Ascendis Pharma received regulatory approval for a proprietary once-daily injectable PTH peptide, palopegteriparatide (brand name YORVIPATH), in Europe and the United States. In March 2024, AstraZeneca acquired Amolyt Pharma, who was developing eneboparatide, a proprietary, once-daily injectable PTH peptide, for hypoparathyroidism, currently in Phase 3 studies. In addition, we are aware of several academic groups and companies working on making longer-acting agonists of the PTH1R. Other companies and groups are developing or commercializing therapies for hypoparathyroidism, including Calcilytix Therapeutics, Inc. (a BridgeBio Pharma, Inc. company), Entera Bio Ltd, Extend Biosciences, Inc., and MBX Biosciences, Inc. Several companies are developing clinical-stage small molecule MRGPRX2 inhibitors, including Escient Pharmaceuticals (acquired by Incyte Pharmaceuticals in April 2024), Evommune, Inc. and BioArdis LLC. Further there are several other companies pursuing therapies for chronic spontaneous urticaria addressing other receptors of interest, such a Genentech, Inc., Sanofi, Celldex Therapeutics, Inc., Jasper Therapeutics, Inc., Novartis AG, Third Harmonic Bio, Inc., and Blueprint Medicines (a Sanofi company). For TSHR, we are aware that Byondis BV and Crinetics Pharmaceuticals are also working on research stage compounds, but they have not yet entered clinical development. In addition, several companies are working on other mechanisms to address Graves’ disease, such as Immunovant, Inc., and TED, including Amgen, Inc., Viridian Therapeutics, argenx SE, Roche Holding AG, Lassen Therapeutics, Inc., Tourmaline Bio, Inc. (acquired by Novartis in October 2025), Sling Therapeutics, Inc., and Acelyrin, Inc. (merged with Alumis, Inc. in May 2025). There are also several currently approved injectable products targeting incretin receptors for the treatment of obesity or type 2 diabetes (“T2D”). These include, but are not limited to, products such as Ozempic and Wegovy (semaglutide, each marketed by Novo Nordisk A/S) for T2D and obesity, respectively, Trulicity (dulaglutide, marketed by Eli Lilly and Company) for T2D, and Mounjaro and Zepbound (tirzepatide, each marketed by Eli Lilly and Company) for T2D and obesity, respectively. There are also several injectable peptide products in development pursuing similar indications with similar mechanism of actions along with combination products, including those being developed by Amgen, Inc., AstraZeneca, Boehringer Ingelheim, Eli Lilly and Company, Novo Nordisk A/S, Roche Holding AG, and Viking Therapeutics, Inc., among others. In addition, there are oral products such as Rybelsus (semaglutide, marketed by Novo Nordisk A/S) approved for patients with T2D and other oral products in development for treating obesity or T2D, including those being developed by AstraZeneca, Eli Lilly and Company, Pfizer Inc., Roche Holding AG, Structure Therapeutics Inc., and Terns Pharmaceuticals, Inc. Based on our continuing evaluations of the competitive landscape, we may decide to reallocate resources and reprioritize our development programs if we determine that a particular product candidate or target indication is no longer commercially viable or advantageous.

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

Obtaining and maintaining marketing approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain marketing approval in any other jurisdiction. For example, even if the FDA grants marketing approval of a product candidate, it does not mean that comparable foreign regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion and reimbursement of the product candidate in those countries. However, a failure or delay in obtaining marketing approval in one jurisdiction may negatively impact the marketing approval process in others. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price to be charged for a product candidate is also subject to approval.

Obtaining foreign marketing approvals and establishing and maintaining compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we or our collaborators fail to comply with the regulatory requirements in international markets or fail to receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed, which would adversely affect our business, prospects, financial condition, and results of operations.

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
•
effects of macro events, such as inflation, tariffs, armed conflicts, geopolitical conflicts, pandemics, natural disasters and supply chain issues, on our business and operations; and
•
the changing and volatile global economic and political environment.

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

As of December 31, 2025, we had 130 full-time employees. As we advance our research and development programs, we may need to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, biology, chemistry, manufacturing, general and administrative matters related to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must:

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

The U.S. government has recently made statements and taken certain actions that may lead to potential changes to U.S. and international trade policies, including imposing several rounds of tariffs and export control and sanctions restrictions affecting certain products manufactured in China. Both China and the United States have each imposed tariffs indicating the potential for further trade barriers, including the U.S. Commerce Department adding numerous Chinese entities to its Unverified List, which requires U.S. exporters to go through more procedures before exporting goods to such entities. It is unknown whether and to what extent new tariffs, export controls, or other new laws or regulations will be adopted, or the effect that any such actions would have on us or our industry. For example, in December 2025, the National Defense Authorization Act (“NDAA”) for Fiscal Year 2026 was enacted, which includes Section 851, commonly referred to as the “BIOSECURE Act.” The BIOSECURE Act restricts U.S. government agencies from procuring certain biotechnology equipment or services from, or entering into contracts with, entities that use biotechnology equipment or services from designated “biotechnology companies of concern,” which include WuXi AppTec and WuXi Biologics, or collectively WuXi, and from expending certain federal loan or grant funds for such equipment or services. While the BIOSECURE Act is primarily directed at U.S. government procurement and funding and has not yet been fully implemented through final regulations, there remains a continued policy interest in limiting U.S. companies’ relationships with biotechnology providers with relationships with foreign adversaries. The potential downstream adverse impacts on entities having only commercial relationships with any impacted biotechnology providers is unknown but may include supply chain disruptions or delays. Sustained uncertainty about or further escalating trade and political tensions between the U.S. and China may prevent or hinder the export of materials or technical information among us, our contract development and manufacturing organizations (“CDMOs”) and other relevant third parties, such as pharmaceutical partners, or could result in trade or retaliatory restrictions that may hinder or potentially inhibit our ability to rely on CDMOs and other service providers that operate in China. Further, regulatory or legislative action taken by the U.S. to impose restrictions on transactions with China, like the restrictions described above, could have the potential to severely restrict the ability of companies like ours to contract with Chinese biotechnology companies of concern, which could have adverse effects on the development of our product candidates and our business operations. See the risk factor titled “Risks Related to Government Regulatory and Legal Requirements—We rely on third-party manufacturers, CROs, CMOs, and suppliers to supply, develop and test components of our product candidates. The loss of our third-party manufacturers, CROs, CMOs, or suppliers, their failure to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, or changes in methods of product candidate manufacturing, development or formulation would materially and adversely affect our business.”

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

We face an inherent risk of clinical trial and product liability exposure related to the testing of any product candidates we may develop in clinical trials, and we will face an even greater risk if we commercially sell any products that we may develop. While we currently have not completed the evaluation of any product candidates in human clinical trials or that have been approved for commercial sale, the future use of product candidates by us in clinical trials, and the sale of any approved products in the future, may expose us to liability claims. These claims might be made by patients that use the product, healthcare providers, pharmaceutical companies or others selling such products. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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
•
a decline in price of our common stock.

If we continue to commence clinical trials or if we commence commercialization of any product candidates, we may seek to increase our insurance coverage. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. If and when coverage is secured, our insurance policies may also have various exclusions and we may be subject to a product liability claim for which we have no coverage. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise. If a successful clinical trial or product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business operations could be impaired.

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

Since our inception, we have incurred losses and we may never achieve profitability. As of December 31, 2025, we had $45.8 million of federal net operating loss (“NOL”) carryforwards and $77.9 million of state NOL carryforwards, available to reduce future taxable income. To the extent that we continue to generate taxable losses, under current law, our unused U.S. NOLs may be carried forward to offset a portion of future taxable income, if any. Additionally, we continue to generate business tax credits, including research and development tax credits, which generally may be carried forward to offset a portion of future taxable income, if any, subject to expiration of such credit carryforwards. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (“Code”), if a corporation undergoes an “ownership change,” generally defined as one or more stockholders or groups of stockholders who own at least 5% of the corporation’s equity increasing their equity ownership in the aggregate by more than 50 percentage points (by value) over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. Similar rules may apply under state tax laws. Our prior equity offerings and other changes in our stock ownership may have resulted in such ownership changes in the past. In addition, we may experience ownership changes in the future due to shifts in our stock ownership, some of which are outside of our control. As a result, if we earn net taxable income, our ability to use our pre-change NOLs or other pre-change tax attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us and could require us to pay U.S. federal income taxes earlier than would be required if such limitations were not in effect. There is a risk that due to changes under the tax law, regulatory changes or other unforeseen reasons, our existing NOLs or business tax credits could expire or otherwise be unavailable to offset future income tax liabilities. At the state level, there may also be periods during which the use of NOLs or business tax credits is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, under Senate Bill 167 enacted by California in June 2024, generally, there is a suspension of the NOL deduction for tax years beginning on or after January 1, 2024, and before January 1, 2027 for individual and corporate taxpayers with net business income or modified adjusted gross income of $1 million or more, and a limit of $5 million of business credits on the aggregate use of otherwise allowable business tax credits that any individual or corporate taxpayer could claim for tax years beginning on or after January 1, 2024, and before January 1, 2027. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs or tax credits, even if we attain profitability.

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
•
lower-than-expected benefits, from out-licensing or selling our technology or intellectual property or from in-licensing intellectual property or purchasing assets;
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

We have conducted, and may in the future conduct, certain of our clinical trials at centers outside of the United States. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or another comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. For example, in cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trial conducted outside for the United States or the applicable jurisdiction, and the FDA has discussed proposals to increase user fees for marketing applications containing certain foreign clinical data. If the FDA, the EMA, the U.K. Medicines and Healthcare products Regulatory Agency, or other foreign regulatory authorities do not accept any data generated from other jurisdictions, we would likely be required to conduct additional clinical trials, which would be costly and time consuming, and delay aspects of our development plan, which could harm our business.

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

If our information systems or data, or those of third parties with whom we work, are or were compromised, we could experience adverse consequences from such compromises, such as damage to our reputation, significant financial and legal exposure, or other adverse effects to our business.

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

Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities could result in the theft or destruction of intellectual property, personal data, or other misappropriation of assets, or otherwise threaten to compromise our confidential or proprietary information and disrupt our operations. Attempts to disrupt or gain unauthorized access to our and our third-party vendors’ information systems from malicious third parties or insider threats may incorporate widely varying and frequently changing tactics, which may be enhanced or facilitated by artificial intelligence (“AI”). Such threats are increasing in their frequency, sophistication, and intensity, have become increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, intentional or inadvertent wrongful conduct by personnel and vendors (such as through human error, theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities, wrongful conduct by hostile foreign governments and industrial espionage. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services.

We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to the deployment of harmful malware (including as a result of advanced persistent threat intrusions), ransomware, denial-of-service, credential stuffing, credential harvesting, social engineering fraud (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by evolving technologies, such as AI, telecommunications failures, earthquakes, fires, floods, and other similar threats.

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

In addition to experiencing a cybersecurity incident or data breach, third parties may gather, collect, or infer sensitive data about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive data of the Company could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies.

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

Risks Related to Government Regulatory and Legal Requirements

Disruptions at the FDA, SEC and other U.S. government agencies caused reduction in staffing, by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, or otherwise prevent those agencies from performing normal business functions on which the operation of business may relay, which could negatively impact our business.

Federal agencies in the U.S., including the FDA, the SEC and other comparable regulatory authorities, operate pursuant to annual appropriations and other political and budgetary processes, and may from time to time be subject to continuing resolutions, funding lapses, or other fiscal constraints. Currently, although the FDA and many other federal agencies have funding sufficient to continue their activities through September 30, 2026, the timing and amount of future funding is unpredictable. Without appropriation of sufficient funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA, EMA, and other comparable regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, statutory, regulatory, and policy changes, and other events that may otherwise affect the FDA’s or other comparable regulatory authorities’ ability to perform routine functions. Average review times at the FDA and other comparable regulatory authorities have fluctuated in recent years and may continue to fluctuate as a result of these factors. In addition, government funding of the SEC and other U.S. government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, including executive and congressional priorities, which is inherently fluid and unpredictable. For example, the Trump Administration has issued executive orders seeking to greatly reduce the size of the federal workforce, including through layoffs and severance packages offered to employees of federal agencies within the executive branch and independent agencies, including the FDA. Any such reduction in personnel may result in longer review times by the FDA and other agencies.

Disruptions at the FDA, the SEC and other agencies, including as a result of substantial leadership changes, personnel cuts, policy changes or otherwise, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Changes and cuts in FDA staffing have been reported by some in the pharmaceutical industry as creating delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.

Over the last several years, including from October 1, 2025 to November 12, 2025, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and cease critical activities.

If a prolonged government shutdown occurs again, or a widespread freeze on federal funding occurs in the future or if global health concerns or staffing changes prevent the FDA, SEC, EMA, or other comparable foreign regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, including formal and informal interactions with product developers, it could significantly impact the ability of the FDA, SEC, EMA, or other such comparable foreign regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns and/or substantial leadership, personnel, and policy changes at the SEC could impact our business by delaying review of our public filings, which in turn could delay or frustrate our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations or delay the review or effectiveness of required regulatory or securities filings.

We may not be able to obtain orphan drug designation or exclusivity for our product candidates for which we seek such a designation or exclusivity, and even if we do, that designation may not provide an expedited development or regulatory review or approval process and any orphan drug exclusivity we may receive for approved products may not prevent the FDA or the EMA from approving other competing products.

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

For example, we may seek a Fast Track Designation for one or more of our product candidates. If a product is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product sponsor may apply for Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and a Fast Track Designation does not make approval more likely to occur. The FDA may rescind the Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development activities.

In the EU, we may seek to participate in the PRIority MEdicines (“PRIME”) scheme for our potential product candidates. The PRIME scheme is intended to encourage development of product candidates in areas of unmet medical need and provides accelerated assessment of product candidates representing substantial innovation, where the marketing authorization application will be made through the centralized procedure in the EU. Eligible products must target conditions for which there is an unmet medical need (i.e. no treatment option exists in the EU or the applicable product candidate can offer a major therapeutic advantage over existing treatments). Many benefits accrue to sponsors of product candidates with access to the PRIME scheme, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and the possibility of accelerated assessment of a marketing authorization application once a dossier has been submitted. There is no guarantee, however, that our potential product candidate would be deemed eligible for the PRIME scheme and even if we do participate in the PRIME scheme, where during the course of development a product no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn. PRIME eligibility does not change the standards for product approval, and there is no assurance that any such designation or eligibility will result in expedited review or approval.

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

At the federal level, regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act, and implementing regulations, establish stringent privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Further, failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission (“FTC”) Act, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities.

Regulators and legislators in the U.S. are also increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Department of Justice’s January 8, 2025, rule on “Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons,” prohibits data brokerage and data sharing transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs.

Data protection, privacy, and security obligations remain an evolving landscape at both the domestic and foreign level, with new laws, rules and regulations coming into effect, posing continued legal and compliance challenges. For example, as of January 2026, twenty U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to conduct our operations. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, in California, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, “CCPA”), provides for fines of up to $7,500 per intentional violation and allows privacy litigants affected by certain data breaches to recover significant statutory damages. The CCPA and other comprehensive U.S. state privacy laws exempt some data processed in the context of clinical trials, but these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties with whom we work.

The existence of comprehensive privacy laws in different states adds additional complexity, variation in requirements, processing restrictions and potential legal risk, requiring additional investment of resources in our compliance programs. These laws may also impact our business strategies, result in increased compliance costs and/or changes to our business practices and policies and increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

Several states are also specifically regulating consumer health information. For example, Washington has enacted a consumer health privacy law, the My Health My Data Act (“WMHMDA”), which went into effect on March 31, 2024 and regulates the collection and sharing of consumer health information. WMHMDA places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states, including Illinois and Texas, have passed laws that regulate biometric data specifically. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and there have been discussions in the U.S. Congress of new comprehensive federal data privacy laws to which we could become subject to, if enacted.

Outside the United States, an increasing number of laws, regulations, and industry standards govern data protection, privacy, and security. For example, if we conduct clinical trials in the European Economic Area (“EEA”) and/or the United Kingdom (“U.K.”), we may become subject to additional privacy laws in those jurisdictions, such as the EU General Data Protection Regulation (“EU GDPR”) and the EU GDPR as incorporated into the laws of the U.K (“U.K. GDPR” and, together with the EU GDPR, “GDPR”), both of which impose strict requirements for processing personal data. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to having a legal basis or condition for processing personal data, stricter requirements relating to the processing of sensitive data (such as health data), where required by the GDPR obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, requiring data protection impact assessments for high risk processing and taking certain measures when engaging third-party processors.

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

In addition, we may be unable to transfer personal data from the EEA, U.K., and other jurisdictions to the U.S. or other countries due to data localization requirements or limitations on cross-border data flows. Although there are various mechanisms that may be used in some cases to lawfully transfer personal data to the U.S. or other countries, these mechanisms are subject to legal challenges and may not always be available to us. For example, the GDPR requires certain adequate safeguards to enable the transfer of personal data outside of the EEA or the U.K., in particular to the U.S., such as the EU standard contractual clauses, U.K. International Data Transfer Addendum/Agreement, and the EU-U.S. Data Privacy Framework (“Framework”) and the U.K. extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework). However, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the U.S. If there is no lawful manner for us to transfer personal data from the EEA, the U.K. or other jurisdictions to the U.S., or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business.

Although the U.K. is regarded as a third country under the EU GDPR, the European Commission has issued a decision recognizing the U.K. as providing adequate protection under the EU GDPR, or the Adequacy Decision, and, therefore, transfers of personal data originating in the EEA to the U.K. remain unrestricted. In December 2025, the European Commission adopted a decision to extend the validity of the U.K. Adequacy Decision for six years until December 2031, determining that the U.K. continues to offer a level of data protection that is “essentially equivalent” to the EU standards. This follows the U.K.’s adoption of the Data (Use and Access) Act 2025 (the “DUAA”) on June 19, 2025. The U.K. government has confirmed that personal data transfers from the U.K. to the EEA remain free flowing. The respective provisions and enforcement of the EU GDPR and U.K. GDPR may further diverge in the future and create additional regulatory challenges and uncertainties. This lack of clarity on future U.K. laws and regulations and their interaction with EU laws and regulations could add legal risk, complexity and cost to our handling of personal data and our privacy and data security compliance programs and could require us to implement different compliance measures for the U.K. and the EEA.

In the EEA, the NIS 2 Directive (“NIS 2”) is replacing the cybersecurity legal framework under the current NIS framework, aiming to ensure a high level of cybersecurity in the region. NIS 2 brings new medium and large organizations providing services in the EEA within scope of the legal framework. It extends to additional sectors and expands the list of in-scope healthcare organizations, including to certain providers engaged in research and development of medicinal products. The new regime imposes direct obligations on management in respect of an in-scope organization's compliance with NIS 2, requires covered organizations to put in place certain cyber risk management measures, strengthens incident reporting requirements and provides supervisory authorities with a greater oversight. The majority of obligations will come into force when national legislation implementing NIS 2 becomes effective in the relevant EU Member State. EU Member States had until October 17, 2024 to transpose NIS 2 into national legislation, although many countries have still not completed the transposition. As such, the cybersecurity regulatory landscape in the EU is currently fragmented and uncertain. To the extent we are subject to NIS 2, we will require additional investment of our resources in compliance programs. Under NIS 2 companies may be subject to administrative fines of up to the higher amount of €10 million or 2% of worldwide turnover.

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

We, and our third-party vendors, may use and integrate AI into our business processes both in our own development and implementation of AI as well as through the adoption of commercially available tools. Use of this technology could pose cybersecurity, data privacy, IT, intellectual property, regulatory, legal, operational, competitive, reputational and other risks and challenges that could affect our business. Specifically, risks related to accuracy, bias, AI hallucinations, discrimination, harmful content, misinformation, fraud, scams, targeted attacks (including model poisoning or data poisoning), surveillance, data leakage, inequality, environmental harms, and other harms may flow from our development, use, or deployment of AI technologies. If we enable or use solutions that draw controversy due to perceived or actual negative societal impact, we may also experience brand or reputational harm, competitive harm or legal liability.

A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of AI, and use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of AI and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, Europe began implementing its EU Artificial Intelligence Act (“AI Act”) on August 1, 2024, with a significant part of the law scheduled to come into effect in August 2026. As currently enacted, the AI Act, which may be amended as part of the EU’s Digital Omnibus, imposes significant obligations on providers and deployers of AI systems, and encourages providers and deployers of AI systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on legal and risk determinations that rely on novel legal provisions that have not yet been interpreted by courts or regulators, and non-compliance can lead to significant fines.

In the U.S., the AI regulatory environment is complex and uncertain. Over the past year, states have advanced, and in some cases passed, dozens of laws focusing on AI governance and regulation, including on deployment of AI in healthcare settings. At the federal level, the Trump Administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 11, 2025, executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. The FDA, for example, issued guidance on the use of AI in medical devices, requiring detailed risk management and review processes to obtain approvals. If we develop or use AI systems governed by these laws or regulations, we will need to meet higher standards of data quality, transparency, monitoring and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance.

The rapid evolution of AI will require the application of significant resources to design, develop, test and maintain such systems to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. The use of certain AI technologies can also give rise to intellectual property risks, including by disclosing or otherwise compromising our confidential or proprietary intellectual property, or by undermining our ability to assert or defend ownership rights in intellectual property created with the assistance of AI tools.

Our vendors may in turn incorporate AI tools into their offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. In addition, the use of generative AI models in our internal or third-party systems may create new attack surfaces or methods for adversaries, which could impact us and our vendors. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

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

Additionally, the hardware, software, data and cloud computing platforms that we rely on may not continue to be available at reasonable prices, on commercially reasonable terms or at all. Any loss of the right to use any of these hardware, software, data or cloud computing platforms could significantly increase our expenses and disrupt or otherwise result in delays in the provisioning of our services until equivalent technology is either developed by us, or, if available, is identified, obtained through purchase or license and integrated into our services, and no assurance can be provided that such equivalent technology would be developed or obtained in a timely manner or at all. Moreover, as a result of the increasing use and deployment of AI technologies, infrastructure capacity requirements, including network capacity and, computing power and energy requirements, may increase which could lead to an increase in serve interruptions we experience.

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

The U.S. Congress, the Trump administration, or any new administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business

Since the start of the Trump Administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. Changes to U.S. policy implemented by the U.S. Congress and the current administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

Risks Related to Third Party Relationships

We currently rely on, and may continue to depend on, collaborations with third parties for the discovery, development and commercialization of our product candidates. If any of these collaborations are not successful, we may not be able to capitalize on the market potential of those product candidates.

We have a third-party collaborator for research, development and commercialization of some of our product candidates, and we may seek third-party collaborators in the future. Pharmaceutical companies are our prior and likely future collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements. If we fail to maintain our existing collaborations or fail to enter into future collaborations on commercially reasonable terms, or at all, or if such collaborations are not successful, we may not be able to execute our strategy to develop certain targets, product candidates or disease areas that we believe could benefit from the resources of either larger pharmaceutical companies or those specialized in a particular area of relevance.

For example, in May 2025, we entered into the Collaboration Agreement with Novo. Under the Novo Collaboration Agreement, we and Novo are exclusively collaborating to leverage our proprietary Native Complex Platform® to discover, develop and commercialize multiple potential oral small molecule therapies for metabolic-related diseases based on certain specified molecular targets. The collaboration objective is to discover and develop several novel mono-, dual-, or triple-acting oral small molecule drug candidates directed across five Collaboration Targets. The collaboration includes our most advanced preclinical metabolic program focused on developing an oral small molecule agonist to the GIP receptor. We and Novo have initially commenced four simultaneous research and development programs, with each pursuing one or more Collaboration Targets from discovery through development candidate selection. Failure by Novo to meet its obligations under the Novo Collaboration Agreement, to apply sufficient efforts at developing and commercializing licensed products, or to comply with applicable legal or regulatory requirements, may materially adversely affect our business and our results of operations.

With respect to our collaboration agreements, we have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Moreover, our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

As a result of the foregoing, our existing collaboration or any future collaboration agreements may not lead to development or commercialization of our product candidates in the most efficient manner or at all. If a current or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program could be delayed, diminished or terminated. Any failure to successfully develop or commercialize our product candidates pursuant to any current or future collaboration agreements could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Moreover, to the extent that any of our current or future collaborators were to terminate a collaboration agreement, we may be forced to independently develop these product candidates, including funding preclinical studies or clinical trials, assuming marketing and distribution costs and defending intellectual property rights, or, in certain instances, abandon product candidates altogether, any of which could result in a change to our business plan and have a material adverse effect on our business, financial condition, results of operations and prospects.

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

In addition, we currently rely on foreign CROs and CMOs, including WuXi AppTec (Hong Kong) Limited, for manufacturing and development activities and will likely continue to rely on foreign CROs and CMOs in the future. Foreign CMOs may be subject to U.S. legislation, sanctions, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies.

For example, the BIOSECURE Act passed in December 2025 prohibits U.S. federal agencies from entering into or renewing a contract with any company that uses biotechnology equipment or services produced or provided by a “biotechnology company of concern” in the performance of that contract. It also prohibits loans or grant funding from U.S. federal agencies to entities that use any biotechnology equipment or services produced or provided by a “biotechnology company of concern” in the performance of the government grant or loan. As the BIOSECURE Act is recently enacted, the full effects on our industry is unknown; however, it could have the downstream effect of restricting the ability of pharmaceutical companies that enter into contracts with or receive funding from U.S. federal agencies from purchasing services or equipment from certain Chinese biotechnology companies, including those that are specifically named in the proposed BIOSECURE Act, as well as supply chain disruptions or delays. As passed in December 2025, the BIOSECURE Act does not currently name WuXi Biologics or WuXi AppTec as “biotechnology companies of concern,” but treats any company on the Department of Defense “1260H list” (named after Section 1260H of the NDAA for Fiscal Year 2021) of “Chinese military companies” as a “biotechnology company of concern.” By December 18, 2026, the Director of the Office of Management and Budget (“OMB”) will publish a full list of “biotechnology companies of concern” based on recommendations from key federal Secretaries and Directors, including Defense, Justice, HHS, Commerce, National Intelligence, Homeland Security, State, and National Cyber. The Director of OMB will thereafter review and update that list at least annually, based on recommendations from those key federal Secretaries and Directors. To the extent WuXi Biologics, WuXi AppTec or other contractors we use are named as “biotechnology companies of concern” or if we have an existing contract with a company subsequently added to the “biotechnology companies of concern,” a grandfathering provision contained within the BIOSECURE Act may allow us adequate time to identify and execute agreements with alternative contractors if necessary (although there is no guarantee the terms under which we would engaged an alternative contractor would be favorable or how the government implements the BIOSECURE Act). Depending on how the BIOSECURE Act is interpreted by U.S. federal agencies, and whether the BIOSECURE Act is subsequently amended, we could be potentially restricted from pursuing U.S. federal government business or government reimbursement for our products in the future if we continue to use WuXi Biologics, WuXi AppTec or other suppliers or partners identified as “biotechnology companies of concern” beyond this grandfathering period.

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

We have entered into a collaboration agreement, and may in the future enter into additional collaboration agreements and strategic alliances to maximize the potential of our structure-based drug discovery platform and product candidates, and we may not realize the anticipated benefits of such collaborations or alliances. We expect to form collaborations in the future with respect to our product candidates, but may be unable to do so or to realize the potential benefits of such transactions, which may cause us to alter or delay our development and commercialization plans.

Part of our business strategy is to explore additional collaborations with third parties to further utilize our platform capabilities on additional novel GPCR targets and to leverage partners additional disease biology understanding, development and commercial expertise, regional insights or other complementary capabilities to existing or future Septerna programs. We have therefore entered into the Novo Collaboration Agreement and may form or seek further strategic alliances, create joint ventures or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our structure-based drug discovery platform or our product candidates that we may develop. These transactions can entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business. As a result, if we enter into acquisition or license agreements or strategic partnerships, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. We also cannot be certain that, following a strategic transaction or license, we will achieve the revenue or other anticipated benefits that led us to enter into the arrangement.

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

Additionally, we may sometimes collaborate with academic institutions to accelerate our preclinical research or development under written agreements with these institutions. If collaborations occur, these institutions often provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to other parties, potentially blocking our ability to pursue our program. If we are unable to successfully obtain rights to required third-party intellectual property or to maintain the existing intellectual property rights we have, we may have to abandon development of such program and our business and financial condition could suffer.

Our products require specific constituents to work effectively and efficiently, and rights to those constituents are, and in the future may be, held by others. We may also seek to in-license third-party technologies to enhance our Native Complex Platform®. We may be unable to in-license any rights from constituents, methods of use, processes or other third-party intellectual property rights from third parties that we identify. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, which could harm our business. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology in order to establish or maintain our competitive position in the market. Any delays in entering into new collaborations or strategic partnership agreements related to our product candidates or our structure-based drug discovery platform could delay the development and commercialization of our product candidates in certain geographies or limit our ability to discover and develop new product candidates, which could harm our business prospects, financial condition, and results of operations.

The manufacturing of our product candidates is complex, and our third-party manufacturers may encounter difficulties in production. If we or any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for clinical trials, our ability to obtain marketing approval, or our ability to provide patients supply of our products, if approved, could be delayed or stopped.

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

We cannot assure that any stability or other issues relating to the manufacture of any of our product candidates will not occur in the future. If our third-party manufacturers were to encounter any of these difficulties, our ability to provide any product candidates to patients in planned clinical trials and products to patients, once approved, would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of planned clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely. Any adverse developments affecting clinical or commercial manufacturing of our product candidates or products may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our product candidates or products. We may also have to take inventory write-offs and incur other charges and expenses for product candidates or products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. Accordingly, failures or difficulties faced at any level of our supply chain could adversely affect our business and delay or impede the development and commercialization of any of our product candidates or products, if approved, and could have an adverse effect on our business, prospects, financial condition and results of operations. Regional or single-source dependencies may in some cases accentuate these risks. For example, the pharmaceutical industry generally, and in some instances our Company, our collaborators or other third parties on which we rely, depend on China-based suppliers or service providers for certain raw materials, products and services, or other activities. Our ability or the ability of our collaborators or such other third parties to continue to engage these China-based suppliers or service providers for certain preclinical research programs and clinical development programs could be restricted due to geopolitical development between the United States and China, including as a result of the escalation of tariffs or other trade restrictions, the BIOSECURE Act or the enactment of new laws that limit our ability to freely contract for goods or services.

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

Composition of matter patents for pharmaceutical products provide intellectual property protection for those types of products, as such patents provide protection without regard to any method of use. We cannot be certain, however, that the claims in our pending patent applications covering the composition of matter of any of our product candidates will be considered patentable by the USPTO, or by patent offices in foreign jurisdictions, or that the claims in any of our patents that may issue will be considered valid and enforceable by courts in the United States or foreign jurisdictions. Method of use patents protect the use of a product for the specified method. We cannot be certain, however, that the claims in our pending patent applications covering methods of use of our product candidates will be considered patentable by the USPTO, or by patent offices in foreign jurisdictions, or that the claims in any of our patents that may issue will be considered valid and enforceable by courts in the United States or foreign jurisdictions. Further, this type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, once approved for therapeutic use by FDA. or counterpart foreign regulatory authorities, physicians may prescribe these products “off-label” for those uses that are covered by our method of use patents. Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or enforce against.

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

It is possible that we may be unable to obtain necessary licenses at a reasonable cost or on reasonable terms, if at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us (which could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects). In the event we are unable to obtain necessary licenses at a reasonable cost or on reasonable terms, we may be required to expend significant time and resources to redesign our technology, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could harm our business, financial condition, results of operations, and prospects significantly. We cannot provide any assurances that third-party patents do not exist which might be enforced against our current technology, manufacturing methods, product candidates, or future methods or products resulting in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.

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

Competitors may infringe our intellectual property rights. To prevent infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in a patent infringement proceeding, a court may decide that a patent we own or license is not valid, is unenforceable and/or is not infringed. If we or our current or future collaborators were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent is invalid and/or unenforceable in whole or in part. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements, including but not limited to lack of novelty, obviousness, or insufficient written description or enablement. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution.

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

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our owned and licensed patents and/or applications and any patent rights we may own or license in the future. We rely on our outside counsel, patent annuity service providers, or our licensing partners to pay these fees to the applicable government patent agencies. If these fees are not paid when due, our rights to such patents or patent applications may be irrevocably abandoned or otherwise materially impaired.

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

In addition to the protection afforded by patents, we seek to rely on trade secret protection and confidentiality agreements to protect proprietary information and confidential know-how that we elect not to patent, including processes for which patents are difficult to enforce, and any other elements of our product candidates, technology and product discovery, development processes and drug discovery platform that involve proprietary know-how, information, or technology that is not covered by patents. In particular, our trade secrets, confidential know-how and other proprietary information includes our proprietary Native Complex Platform® drug discovery platform, which we do not plan to patent. Any disclosure, either intentional or unintentional, by our employees, the employees of third parties with whom we share our facilities or third-party consultants and vendors that we engage to perform research, clinical trials or manufacturing activities, or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market. Such risk of disclosure can be increased by our use of AI technologies and can result in misappropriation and other security incidents. Because we expect to rely on third parties in the development and manufacture of our product candidates, we must, at times, share trade secrets with them. Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Trade secrets, confidential know-how and proprietary information, however, may be difficult to protect. We seek to protect our trade secrets, confidential know-how and proprietary information, including our proprietary processes and drug discovery platform, in part, by entering into confidentiality agreements with our employees, consultants, outside scientific advisors, contractors, and collaborators. With our consultants, contractors, and outside scientific collaborators, these agreements typically include invention assignment obligations. Although we use reasonable efforts to protect our trade secrets, we cannot provide any assurances that all such agreements have been duly executed, and notwithstanding the existence of a confidentiality agreement our employees, consultants, outside scientific advisors, contractors, and collaborators might intentionally or inadvertently disclose our trade secret information, including to competitors. In addition, competitors or other third parties may otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Despite our efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. Furthermore, the laws of some foreign jurisdictions do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, or misappropriation of our intellectual property by third parties, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results, and financial condition. Further, although we maintain cyber liability insurance, this insurance may not provide adequate coverage against potential liabilities related to any experienced cybersecurity incident or data breach.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

As of December 31, 2025, we had 44,806,272 shares of our common stock outstanding. Shares of unvested restricted stock that were issued and outstanding will become available for sale immediately upon the vesting of such shares, as applicable, and the expiration of any applicable market stand-off or lock-up agreements. Shares issued upon the exercise of stock options pursuant to future awards that may be granted under our equity incentive or inducement plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market stand-off and lock-up agreements and Rule 144 and Rule 701 under the Securities Act.

Certain holders of our common stock have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans, and those shares are available for sale in the open market, unless such shares are subject to vesting restrictions with us or any applicable lock-up restrictions. Once we register the offer and sale of shares for the holders of registration rights, they can be freely sold in the public market upon issuance, subject to any applicable lock-up agreements.

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

In addition, the JOBS Act provides that an emerging growth company can also take advantage of an extended transition period for complying with new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards, and therefore, while we are an emerging growth company, we will not be subject to the same requirements to adopt new or revised accounting standards as other public companies that are not emerging growth companies. As a result of this election, our financial statements may not be comparable to those of other public companies that comply with new or revised accounting pronouncements as of public company effective dates.

We are also a “smaller reporting company” as defined in the Exchange Act, and we may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. We may continue to be a smaller reporting company even after we are no longer an emerging growth company, which would allow us to take advantage of many of the same exemptions from disclosure requirements and reduced disclosure obligations regarding executive compensation in this Annual Report and our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

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

Based on the beneficial ownership of our common stock as of December 31, 2025, our directors and executive officers, holders of 5% or more of our capital stock and their respective affiliates beneficially own a significant percentage of our outstanding common stock. These stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

We do not expect to pay any dividends for the foreseeable future. Investors may never obtain a return on their investment.

You should not rely on an investment in our common stock to provide dividend income. We have never declared or paid cash dividends on shares of our common stock and do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing operations. In addition, any future credit facility may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock.

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

Our business could be adversely affected by unstable economic and political conditions within the United States and foreign jurisdictions, including as a result of an economic downturn and geopolitical events, such as changes in or disruptions of U.S. governmental agencies, whether from a prolonged U.S. federal government shutdown or reduced resources, disruptions in capital markets, the potential for significant changes in U.S. federal policies or regulatory environment or other factors that affect the geopolitical landscape. The global credit and financial markets have also generally experienced extreme volatility and disruptions (including as a result of actual or perceived changes in interest rates, inflation and macroeconomic uncertainties), which has included severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, high inflation, changes in interest rates, uncertainty about economic stability, global supply chain disruptions, and increases in unemployment rates. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A severe or prolonged economic downturn could result in a variety of risks to our business, including a decrease in the demand for our product candidates and in our ability to raise additional capital when needed on acceptable terms, if at all.

The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflicts, such as the ongoing conflicts between Russia and Ukraine, and Israel and Hamas, terrorism, or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Additionally, changes to policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, the implementation of tariffs by the U.S. government has led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. For example, the BIOSECURE Act signed into law as part of the recently-enacted NDAA may restrict the ability of United States pharmaceutical companies to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the United States government. We continue to assess the legislation as it develops to determine whether it could have an effect on our contractual relationships. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

We may become involved in litigation and investigations that could divert management’s attention and harm our business, and insurance coverage may not be sufficient to cover all costs and damages.

From time to time we may be subject to litigation claims and investigations from the SEC and other government agencies through the ordinary course of our business operations regarding, but not limited to, securities litigation, employment matters, security of patient and employee personal data, government-issued subpoenas, contractual relations with collaborators and licensors and intellectual property rights. In the past, securities class action litigation has often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction, the announcement of negative events, such as negative results from clinical trials, or periods of volatility in the market price of a company’s securities. These events may also result in or be concurrent with investigations by the SEC (which may not be publicly disclosed by the SEC or by us, particularly where the SEC or investigating body has made it clear that no wrongdoing has been alleged). In addition, we may be exposed to litigation or investigation even if no wrongdoing has occurred. Responding to litigations and investigations is usually expensive, and our insurance coverage many not be sufficient to cover the legal costs for doing so, as well as any damages for which we are ultimately held responsible. In addition, responding to a litigation or an investigation diverts management’s attention and resources, which could adversely affect our business and cash resources and our ability to consummate a potential strategic transaction or the ultimate value our stockholders receive in any such transaction.

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

Certain market participants, including major institutional investors and capital providers, use third-party benchmarks and scores to assess companies’ ESG profiles in making investment or voting decisions. Unfavorable ESG ratings could lead to increased negative investor sentiment towards us, which could negatively impact our share price as well as our access to and cost of capital. In addition, in recent years “anti-ESG” sentiment has gained momentum across the United States, with several states and Congress having proposed or enacted “anti-ESG” policies, legislation, or initiatives or issued related legal opinions, and the President having issued an executive order opposing diversity equity and inclusion (“DEI”) initiatives in the private sector. Such anti-ESG and anti-DEI-related policies, legislation, initiatives, litigation, legal opinions, and scrutiny could result in us facing additional compliance obligations, becoming the subject of investigations and enforcement actions, or sustaining reputational harm. Therefore, to the extent we take actions that are seen as positive to some investors, other investors may take issue with such actions or face regulatory pressure to refrain from investing in, or divest from, our business. To the extent ESG matters negatively impact our reputation, it may also impede our ability to compete as effectively to attract and retain employees, which may adversely impact our operations.

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

Our cybersecurity risk assessment and management processes are implemented and maintained by our General Administrative Leadership team, which consists of our CEO, CFO, COO, CPO, CLO, Vice President of Finance and Business, Vice President of Technology and our Head of Information Technology (“IT”), and is responsible for the strategic leadership of our cybersecurity risk management program. Our Head of IT, who also serves as our Information Security Officer, is responsible for the day-to-day management of our cybersecurity risk management program. The individual who is currently in this role has over thirty years of experience in information technology and cybersecurity risk management. Our Head of IT relies on both internal and external cybersecurity resources to manage and remain appraised of overall cybersecurity risks to our business and our industry.

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

Common Stock Holders

As of March 2, 2026, we had approximately 60 holders of record of our common stock. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.

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

The net proceeds from our IPO have been invested according to our approved investment policy in a mix of money market funds and high-quality, fixed income securities. Our planned use of the net proceeds from the IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”) on October 25, 2024 has changed due to the discontinuation of the development of our prior lead product candidate, SEP-786. As a result, we currently expect to use our cash, cash equivalents and marketable securities, which include the net proceeds from the IPO, to advance SEP-479 and SEP-631 in clinical development, continue to advance the other programs in our pipeline, and the remainder to fund working capital and other general corporate purposes.

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

Overview

We are a clinical-stage biotechnology company pioneering a new era of GPCR oral small molecule drug discovered powered by our proprietary Native Complex Platform®. Our industrial-scale platform aims to unlock the full potential of GPCR therapies and has led to the discovery and development of our deep pipeline of drug candidates focused initially on treating patients in three therapeutic areas: endocrinology, immunology and inflammation, and metabolic diseases.

Our proprietary Native Complex Platform® replicates the natural structure, function, and dynamics of GPCRs outside of cells at an industrial scale for, as we believe it, the first time. Our foundational technologies enable us to isolate, purify, and reconstitute full-length, properly folded GPCR proteins within ternary complexes with ligands and transducer proteins in a lipid bilayer that mimics the cell membrane. We then apply state-of-the-art discovery tools and technologies to these defined and tunable protein complexes to structurally design, screen for, and optimize potential product candidates. Leveraging our platform, we conduct GPCR oral small molecule drug discovery using an industrialized and iterative structure-based drug design approach for a diverse collection of GPCR targets. Our Native Complex Platform® is designed to enable us to target specific GPCRs, uncover novel binding pockets for validated receptors, and pursue a wide spectrum of pharmacologies, including agonists (which activate GPCR signaling), antagonists (which inhibit GPCR signaling), and allosteric modulators (which either increase or decrease the degree of GPCR activation by endogenous ligands), to affect GPCR signaling in different ways to achieve desired therapeutic effects.

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

We have incurred significant operating losses since our inception, except for the year ended December 31, 2023. Our revenue to date has been generated solely from research services. Since our founding, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, developing our proprietary and structure-based drug discovery platform, identifying and discovering our product candidates, establishing our intellectual property portfolio, conducting research and preclinical studies, including investigational new drug(“IND”)-enabling studies, initiating and conducting clinical trials, establishing arrangements with third parties for the manufacture of our product candidates and related raw materials, and providing general and administrative support for these operations. We have not had any products approved for sale and have not generated any revenue from product sales. Further, we do not expect to generate revenue from commercial product sales until such time, if ever, that we are able to successfully complete the development and obtain marketing approval for one or more of our product candidates. Our ability to generate product revenue will depend on the successful development and eventual commercialization of one or more of our product candidates.

Our net loss was $48.9 million for the year ended December 31, 2025 compared to net loss of $71.8 million for the year ended December 31, 2024. As of December 31, 2025, we had an accumulated deficit of $167.3 million. We have incurred net losses in each year since inception, except for the year ended December 31, 2023. We expect to continue to incur net losses for the foreseeable future. Our net losses may fluctuate significantly from period to period, depending on the timing and expenditures of our operational activities.

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

We historically financed our operations primarily through the issuances of convertible promissory notes and convertible preferred stock, an initial public offering (“IPO”), and collaborations with other companies. In October 2024, we completed our IPO, pursuant to which we issued and sold an aggregate of 18.4 million shares of our common stock (inclusive of an additional 2.4 million shares of our common stock issued and sold pursuant to the underwriters’ exercise of their option to purchase additional shares in full). The aggregate net proceeds received by us from the IPO was $302.8 million, net of total offering costs of $28.4 million. In July 2025, upon the effectiveness of our Novo Collaboration Agreement, we received a one-time, non-refundable upfront payment of $195.0 million (see “Novo Collaboration Agreement”). In August 2025, we received a $12.5 million milestone payment from Vertex Pharmaceuticals Incorporated (“Vertex”) (see “Vertex Asset Purchase Agreement”).

We believe our cash, cash equivalents, and marketable securities of $548.7 million as of December 31, 2025 will be sufficient to fund our operations and capital expenditure requirements at least into 2029.

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

Collaboration, Research Services, and Asset Purchase Agreements

Novo Collaboration Agreement

In May 2025, we entered into the Collaboration Agreement with Novo. Under the Novo Collaboration Agreement, we and Novo are exclusively collaborating to leverage our proprietary Native Complex Platform® to discover, develop and commercialize multiple potential oral small molecule therapies for metabolic-related diseases based on certain specified molecular targets. The collaboration objective is to discover and develop several novel mono-, dual-, or triple-acting oral small molecule drug candidates directed across five Collaboration Targets. The collaboration includes our most advanced preclinical metabolic program focused on developing an oral small molecule agonist to the GIP receptor. We and Novo have initially commenced four simultaneous research and development programs (each an “R&D Program”) with each pursuing one or more Collaboration Targets from discovery through development candidate selection.

In July 2025, the Novo Collaboration Agreement became effective and, subsequently, we received a one-time, non-refundable upfront payment of $195.0 million, which was recorded as deferred revenue in our balance sheet. For each R&D Program, we are also eligible to receive up to approximately $498.0 million in research, development, regulatory, and commercial milestone payments. In addition, we are entitled to escalating, tiered royalties ranging from mid-to-high single-digits based on global product sales on a country-by-country and product-by-product basis with respect to a R&D Program until the later of ten years after the date of first commercial sale of the first product in such R&D Program in such country, expiration of specified patent rights covering such product in such country or the expiration of specified regulatory exclusivity for the first product in such R&D Program in such country. See Note 4 to the financial statements included elsewhere in this Annual Report for additional information.

Vertex Asset Purchase and Research Service Agreement

Vertex Asset Purchase Agreement

In September 2023, we entered into an asset purchase agreement with Vertex for a total of $47.6 million under which Vertex acquired all of our IPR&D asset related to a GPCR program, including all intellectual property, materials, and compounds associated with the program (“Vertex Asset Purchase Agreement”). Additionally, as part of the agreement, Vertex assumed all claims, counterclaims and credits associated with the program, and we gave up all rights to the intellectual property. The transfer of the IPR&D asset to Vertex was completed in November 2023.

The Vertex Asset Purchase Agreement also provided for a potential milestone payment payable to us contingent upon achievement of a certain research milestone. In July 2025, this milestone event was determined to have been achieved and, as a result, we received a payment of $12.5 million in August 2025, which was recorded as a gain on sale of the non-financial asset within total operating expenses in our statement of operations and comprehensive loss for the year ended December 31, 2025. Subsequently, there are no additional payments related to this IPR&D asset.

Vertex Research Service Agreement

In addition to the Vertex purchase agreement, we also entered into a research service agreement with Vertex (“Vertex Research Service Agreement”) under which we agreed to perform certain exploratory research activities for Vertex. We recognized revenue associated with the Vertex Research Service Agreement over the performance period of the research services as the services were provided. The Vertex Research Service Agreement expired in September 2025.

Components of Results of Operations

Revenue

We have not generated any revenue from product sales and do not expect to do so in the foreseeable future. Our ability to generate product revenue, if ever, will depend on the successful development and eventual commercialization of any product candidates that we identify. If we fail to complete the development of any future product candidates in a timely manner or to obtain regulatory approval for such product candidates, our ability to generate future revenue and our results of operations and financial position would be materially adversely affected. Our revenues to date have been exclusively related to license and research and development (“R&D”) services. Our license and research service revenue consists of amounts recognized from the portions of the non-refundable upfront payment and R&D services performed by us.

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
▪
facility-related and office costs, including lease/rent, building-related expenses, facility-related overhead, and depreciation expense; and
▪
other costs, including expenses related to our funded, sponsored research activities and technology licenses, laboratory operations, information technology (“IT”)-related expenses

We expense all research and development costs in the periods in which they are incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and third-party service providers.

A significant portion of our research and development costs have been external costs, which we track by stage of development. However, we do not track our unallocated costs on a program specific basis because these costs are deployed across multiple projects and, as such, are not separately classified.

At this time, we cannot reasonably estimate or know the nature, timing, and estimated costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our product candidates. We expect that our research and development expenses will increase substantially in absolute dollars for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, as our product candidates advance into later stages of development, as we begin to conduct new clinical trials, as we seek regulatory approvals for any product candidates that successfully complete clinical trials, and as we incur expenses associated with hiring additional personnel to support our research and development efforts. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with developing product candidates, many of which are outside of our control, including the uncertainty of:

•
the scope, timing and progress of preclinical and clinical development activities;
•
the number and scope of preclinical and clinical programs we decide to pursue;
•
our ability to maintain our current research and development programs and to establish new ones;
•
establishing an appropriate safety profile with IND-enabling studies;•the number of sites and patients included in the clinical trials;
•
the number of sites and patients included in the clinical trials;
•
the countries in which the clinical trials are conducted;
•
our ability to replicate positive results from a completed clinical study in a future clinical study;
•
per patient trial costs;
•
successful patient enrollment in, and the initiation of, clinical trials, as well as drop out or discontinuation rates;
•
the successful completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to FDA, EMA, or any other comparable foreign regulatory authorities;
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

Results of Operations

The following table sets forth our results of operations for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024	Change
Revenue	$45,951	$1,075	$44,876
Operating expenses:
Research and development	97,584	65,337	32,247
General and administrative	29,164	16,561	12,603
Gain on sale of non-financial asset	(12,500)	—	(12,500)
Total operating expenses	114,248	81,898	32,350
Loss from operations	(68,297)	(80,823)	12,526
Other income, net:
Interest income	19,530	8,617	10,913
Other (expense) income, net	(100)	(90)	(10)
Total other income, net	19,430	8,527	10,903
Loss before provision (benefit) for income taxes	(48,867)	(72,296)	23,429
Provision (benefit) for income taxes	12	(498)	(510)
Net loss	$(48,879)	$(71,798)	$22,919

Revenue

Our revenue was generated from research activities performed for Novo in connection with the Novo Collaboration Agreement and Vertex in connection with the Vertex Research Service Agreement.

$45.4 million of our total revenue for the year ended December 31, 2025 was generated from research activities performed for Novo in connection with the Novo Collaboration Agreement, of which $26.8 million was recognized from deferred revenue associated with our upfront payment, while the remainder was generated from research activities performed for Vertex in connection with the Vertex service agreement. All of our revenue for the year ended December 31, 2024 was generated from research activities performed for Vertex in connection with the Vertex service agreement.

Operating Expenses

Research and Development

The following table summarizes our research and development expenses for the periods indicated by direct and unallocated costs (in thousands):

	Years Ended December 31,
	2025	2024	Change
Direct costs:
PTH1R	$12,895	$11,719	$1,176
MRGPRX2	12,994	2,866	10,128
Other programs	26,526	4,222	22,304
Unallocated costs:
Payroll-related expenses, including stock-based compensation	27,833	17,924	9,909
External research and development costs	3,486	15,287	(11,801)
Facility-related and office costs	8,365	6,390	1,975
Other costs	5,485	6,929	(1,444)
Total research and development expense	$97,584	$65,337	$32,247

Research and development expense was $97.6 million and $65.3 million for the years ended December 31, 2025 and 2024, respectively. The increase of $32.2 million was primarily due to (i) $22.3 million of higher direct costs attributable to increased spending with our other programs, (ii) $10.1 million of higher direct costs associated with our MRGPRX2 program, including an increase of $6.9 million in external clinical development expenses, (iii) $9.9 million of higher employee-related costs as a result of increased headcount as we grow our business, (iv) $2.0 million of higher facility-related and office costs as we expanded our office space to accommodate higher occupancy and larger operational activities and (v) $1.2 million of increased direct costs associated with our PTH1R program. This was partially offset by a decrease of (i) $11.8 million in unallocated external research and development costs and (ii) $1.4 million in unallocated other costs. We expect to continue to incur increased research and development expenses as we advance SEP-631, SEP-479, and our other programs in our pipeline.

General and Administrative

General and administrative expenses were $29.2 million and $16.6 million for the years ended December 31, 2025 and 2024, respectively. The increase of $12.6 million was primarily due to (i) $6.1 million of higher employee-related costs as a result of increased headcount to support our growing operations, (ii) $2.5 million of higher legal fees, (iii) $2.0 million of higher IT operation expenses, and (iv) $2.0 million of higher facility costs, consulting and other expenses, primarily attributable to our operational growth and operating as a public company.

Gain on Sale of Non-Financial Asset

Gain on sale of non-financial asset of $12.5 million during the year ended December 31, 2025 was attributable to a milestone payment under the Vertex Asset Purchase Agreement. No gain on sale of non-financial asset was recorded during the year ended December 31, 2024.

Other Income, Net

Interest Income

Interest income was $19.5 million and $8.6 million for the years ended December 31, 2025 and 2024, respectively. The increase in interest income was due to higher average balances of invested cash in cash equivalents and marketable securities.

Provision (Benefit) for Income Taxes

Our income tax was not material for the year ended December 31, 2025. For the year ended December 31, 2024, we recorded a benefit for income taxes of $0.5 million.

Liquidity and Capital Resources

Sources of Liquidity

Our net loss was $48.9 million for the year ended December 31, 2025 compared to $71.8 million of net loss for the year ended December 31, 2024. As of December 31, 2025, we had an accumulated deficit of $167.3 million. We have incurred net losses in each year since inception, except for the year ended December 31, 2023. We expect to continue to incur net losses for the foreseeable future. Our net losses may fluctuate significantly from period to period, depending on the timing and expenditures of our operational activities.

We historically financed our operations primarily through the issuances of convertible promissory notes and convertible preferred stock, an IPO, and strategic collaborations with other companies. In October 2024, we completed our IPO, pursuant to which we issued and sold an aggregate of 18.4 million shares of common stock (inclusive of 2.4 million shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares). The aggregate net proceeds received by us from the IPO was $302.8 million, after deducting underwriting discounts and commissions, and other offering costs payable by us of $28.4 million. In July 2025, upon the effectiveness of the Novo Collaboration Agreement, we received a one-time, non-refundable upfront payment of $195.0 million. In August 2025, we received a $12.5 million milestone payment from the Vertex Asset Purchase Agreement.

As of December 31, 2025, we had $548.7 million in cash, cash equivalents, and marketable securities, which we believe will be sufficient to fund our operations and capital expenditure requirements at least into 2029.

We do not have any off-balance sheet arrangements other than our indemnification agreements as described in Note 7 to our audited financial statements included elsewhere in this Annual Report.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Years Ended December 31,
	2025	2024
Net cash provided by (used in) operating activities	$110,189	$(67,470)
Net cash used in investing activities	(229,352)	(160,598)
Net cash provided by financing activities	1,689	377,781
Net (decrease) increase in cash, cash equivalents and restricted cash	$(117,474)	$149,713

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $110.2 million for the years ended December 31, 2025. The net cash provided by operating activities for the year ended December 31, 2025 was due to $162.8 million of net change in operating assets and liabilities, primarily resulting from the upfront payment from the Novo Collaboration Agreement and $8.8 million of non-cash charges for depreciation and amortization, stock-based compensation, non-cash operating lease expense, accretion of premiums (discounts) on marketable securities, and other adjustments, which was partially offset by net loss of $48.9 million and gain on sale of non-financial asset of $12.5 million.

Net cash used in operating activities was $67.5 million for the years ended December 31, 2024. Net cash used in operating activities for the year ended December 31, 2024 was due to our net loss of $71.8 million, which was partially offset by (i) $4.1 million of non-cash charges for depreciation and amortization, stock-based compensation, non-cash operating lease expense, deferred income tax and accretion of premiums (discounts) on marketable securities and other adjustments, and (ii) $0.2 million of net change in operating assets and liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities of $229.4 million for the year ended December 31, 2025 was due to $451.0 million of purchases of marketable securities and $0.5 million of purchases of property and equipment, partially offset by the maturity of $209.6 million of marketable securities and the receipt of the $12.5 million milestone payment related to the Vertex Asset Purchase Agreement

Net cash provided by investing activities of $160.6 million for the year ended December 31, 2024 was due to $213.4 million of purchases of marketable securities and $2.1 million of purchases of property and equipment, partially offset by the receipt of the remaining $22.6 million from the sale of non-financial asset in 2023 and the maturity of $32.3 million of marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1.7 million for the year ended December 31, 2025 was primarily attributable to the proceeds from the exercise of stock options and employee stock purchase plan.

Net cash provided by financing activities was $377.8 million for the year ended December 31, 2024. Net cash provided by financing activities for the year ended December 31, 2024 was primarily due to $302.8 million of net proceeds from the issuance of our common stock in our IPO and $74.9 million of net proceeds from the sale and issuance of our Series B Convertible Preferred Stock.

Future Funding Requirements

Our primary use of cash, cash equivalents, and marketable securities is to fund our operations, primarily research and development expenditures. Cash, cash equivalents, and marketable securities used for operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable, accrued expenses and prepaid expenses.

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

We historically financed our operations primarily through the issuances of convertible promissory notes and convertible preferred stock, through an IPO, and strategic collaborations with other companies. In October 2024, we completed our IPO, which resulted in net proceeds of $302.8 million, net of total offering costs of $28.4 million. In July 2025, upon the effectiveness of the Novo Collaboration Agreement, we received a one-time, non-refundable upfront payment of $195.0 million. In August 2025, we received a $12.5 million milestone payment from the Vertex Asset Purchase Agreement. Since our inception, we have devoted substantially all of our resources to raising capital, organizing and staffing our company, business and scientific planning, conducting discovery and research and development activities, establishing, maintaining, and protecting our intellectual property portfolio, developing and progressing our product candidates and preparing for clinical trials, establishing arrangements with third parties for the manufacture of our product candidates and component materials, engaging in collaboration activities, and providing general and administrative support for these operations.

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

Revenue Recognition

We account for revenue in accordance with ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). Under ASC 606, we recognize revenue when the customer obtains control of the promised goods or services at an amount that reflects the consideration we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following four steps: (i) confirm we have a contract with a customer that creates enforceable rights and obligations; (ii) identify promised products or services to be transferred to a customer; (iii) determine the transaction price, or the amount it expects to receive, including an estimate of uncertain amounts subject to a constraint to ensure revenue is not recognized in an amount that would result in a significant reversal upon resolution of the uncertainty, is determinable and allocated to the performance obligations; and (iv) recognize revenue when or as performance obligations are satisfied.

Performance obligations promised in a contract are identified based on the goods and services that will be transferred to the customer that are both capable of being distinct and are distinct in the context of the contract. To the extent a contract includes multiple promised goods and services, we apply judgment to determine whether promised goods and services are both capable of being distinct and are distinct in the context of the contract. If these criteria are not met, the promised goods and services are accounted for as a combined performance obligation. For arrangements that include multiple performance obligations, we allocate the transaction price to the identified performance obligations based on the standalone selling price of each distinct performance obligation. In instances where standalone selling price is not directly observable, we develop assumptions that require judgment to determine the standalone selling price for each performance obligation identified in the contract using a cost plus margin approach, which is an estimation method used when standalone selling price is not directly observable. Key assumptions used within this estimation method may include full-time equivalent personnel effort and estimated external costs associated with the performance obligation.

The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring goods and services to the customer. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method, depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period for any changes.

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

We satisfy performance obligations either over time or at a point in time. Revenue is recognized over time if either (i) the customer simultaneously receives and consumes the benefits provided our performance, (ii) our performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or (iii) our performance does not create an asset with an alternative use to us and we have an enforceable right to payment for performance completed to date. If we do not satisfy a performance obligation over time, the related performance obligation is satisfied at a point in time by transferring the control of a promised good or service to a customer.

Our revenues are primarily derived through our license and research and development service arrangements. Payments to us under these arrangements typically include one or more of the following: one-time, non-refundable upfront payment, research and development service funding, milestone and other contingent payments to us for the achievement of defined collaboration objectives and certain collaboration, research and development and commercial milestones, as well as royalties based on net sales of approved drugs.

Consideration received prior to revenue recognition is recorded as deferred revenue in the balance sheets. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current portion of deferred revenue in the accompanying balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, non-current. Contract assets represent research and development services which have been performed but have not yet been billed and are reduced when they are subsequently billed. Such contract assets include accounts receivable when our right to consideration is unconditional. For our current contracts, we recognize revenue as the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and, if over time, revenue recognized is based on the use of an input method.

When no remaining performance obligations are required of us, or following the completion of the performance obligation period, such amounts are recognized as revenue upon transfer of control of the goods or services to the customer.

The terms of our collaborative arrangements include one or more of the following

(i)
Licenses of intellectual property, or IP - If the license to our IP is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenue from consideration allocated to the license when the license is transferred to the customer and the customer can use and benefit from the licenses. For a license that is determined not to be distinct, it is combined with other promises and we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. We evaluates the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. We generally recognize revenue using the cost incurred to date as compared to the total estimated cost of each performance obligation. The impact on revenue of changes in total estimated costs are recognized on a cumulative basis in the period that the change occurs. If estimates of the total cost change, or if contract amendments change the scope of the performance obligation, the required adjustments to revenue could be material.
(ii)
Customer options - We evaluate the customer options for material rights or options to acquire additional goods or services at no incremental consideration or at a discount. If the customer options are determined to represent a material right, the material right is recognized as a separate performance obligation at the outset of the arrangement. We allocate the transaction price to material rights based on the relative standalone selling price, which is determined based on the identified discount and the probability that the customer will exercise the option. Amounts allocated to a material right are not recognized as revenue until the option is exercised and performance obligations are satisfied. If an option is not exercised before the option right expires, we will accelerate and recognize all remaining revenue related to the material right performance obligation.
(iii)
Research and development services - The promises under our collaboration agreement include research and development services to be performed by us for or on behalf of the customer. Payments or reimbursements resulting from our research and development efforts are recognized as the services are performed and presented on a gross basis because we are the principal for such efforts. Reimbursements are recognized in revenue in our statements of operations and comprehensive loss. Expenses incurred as part of our efforts to perform the research and development services are recognized in research and development expense in our statements of operations and comprehensive loss.
(iv)
Manufacturing services - The promises under our collaboration agreement include manufacturing services to be performed by us. Payments or reimbursements resulting from our manufacturing services are recognized as the services are performed and presented on a gross basis because we are the principal for such efforts. Reimbursements are recognized in revenue in our statements of operations and comprehensive loss. Expenses incurred to perform the manufacturing services are recognized in research and development expense in our statements of operations and comprehensive loss.
(v)
Milestone payments - At the inception of each arrangement that includes development or regulatory milestone payments, we evaluate the probability of reaching the milestones and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur in the future, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the licensee’s, such as regulatory approvals, are not considered probable of being achieved until those approvals are received, and therefore, consideration included in the transaction price is constrained. We applied the variable consideration allocation exception under ASC 606 whereby variable milestone payments are not estimated and included in the transaction price at inception. The transaction price is then allocated to each performance obligation on a relative standalone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.
(vi)
Commercial milestone payments and royalties - For arrangements that include sales-based royalties, including milestone payments based on levels of sales, if the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied)

Stock-Based Compensation

Stock-based compensation is measured based on the estimated grant date fair value of the award and is recognized as expense on a straight-line basis over the requisite service period (usually the vesting period). Forfeitures are accounted for in the period in which they occur.

In determining the fair value of the options granted and Employee Stock Purchase Plan (“ESPP”) shares, we use the Black-Scholes option pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

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

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses consist primarily of employee-related costs, including salaries, benefits and stock-based compensation for employees engaged in research and development activities, costs related to research activities, preclinical studies and clinical trials, contract manufacturing for the production of clinical and preclinical materials, information technology-related costs, allocated overhead costs including facility-related expenses, consulting fees, costs related to laboratory operations and fees paid to other entities that conduct certain research and development activities on our behalf. Payments made prior to the receipt of goods and services to be used in research and development are deferred and recognized as expense in the period in which the related goods are received or services are rendered.

We have entered into agreements with outsourced contract manufacturing and development and clinical research vendors. We estimate accrued research and development expenses as of each balance sheet date based on facts and circumstances known at that time. We periodically confirm the accuracy of its estimates with internal management personnel and external service providers, and makes adjustments, if necessary. Research and development accruals are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development services provided, but not yet invoiced, are included in accrued expenses on the balance sheets. If the actual timing of the performance of services or the level of effort varies from the original estimates, we will adjust the accrual accordingly. Payments made under these arrangements in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive officer and principal financial officer, or persons performing similar functions, and effected by a company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles ("GAAP") and includes those policies and procedures that:

•
pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company's receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision of and with the participation of our principal executive officer and principal financial officer, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on this evaluation, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

On October 20, 2025, Liz Bhatt, M.S., M.B.A., our President and Chief Operating Officer, adopted a pre-arranged trading plan for the sale, at the times and prices specified in the plan, of up to an aggregate of 41,000 shares of our common stock (comprised of shares issuable upon the exercise of option awards previously granted to Ms. Bhatt), which plan expires at the earlier of January 15, 2027, and the date upon which all authorized transactions thereunder are completed. Ms. Bhatt’s trading plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

On October 31, 2025, Samira Shaikhly, our Chief People Officer, adopted a pre-arranged trading plan for the sale, at the times and prices specified in the plan, of up to an aggregate of 109,206 shares of our common stock (comprised of shares issuable upon the exercise of option awards previously granted to Ms. Shaikhly), which plan expires at the earlier of October 30, 2026, and the date upon which all authorized transactions thereunder are completed. Ms. Shaikhly’s trading plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

During the three months ended December 31, 2025, no other directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our definitive proxy statement relating to our 2026 Annual Meeting of Stockholders (the “Proxy Statement”), which we will file with the Securities and Exchange Commission (the “SEC”) not later than 120 days after the end of our fiscal year ended December 31, 2025 and is incorporated in this Annual Report on Form 10-K (this “Annual Report”) by reference.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)
Financial Statements. The financial statements of Septerna, Inc. and the report of Ernst & Young LLP, Independent Registered Public Accounting Firm, are included in a separate section of this Annual Report on Form 10-K beginning on page F-1. All financial statement schedules are omitted because the information is inapplicable or the information required is presented in our financial statements and notes thereto.
(b)
Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-42382	3.1	October 28, 2024
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-42382	3.2	October 28, 2024
4.1†	Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders, dated as of June 28, 2023	S-1	333-282469	4.1	October 24, 2024
4.2	Specimen Common Stock Certificate	S-1	333-282469	4.2	October 24, 2024
4.3*	Description of Securities of the Registrant
10.1#	2021 Stock Option and Grant Plan, as amended, and forms of award agreements thereunder	S-1	333-282469	10.1	October 21, 2024
10.2#	2024 Stock Option and Incentive Plan and forms of award agreements thereunder	S-1	333-282469	10.2	October 21, 2024
10.3#	2024 Employee Stock Purchase Plan	S-1	333-282469	10.3	October 21, 2024
10.4#	Form of Non-Employee Director Indemnification Agreement, by and between the Registrant and each of its non-employee directors	S-1	333-282469	10.4	October 21, 2024
10.5#	Form of Employee Director / Officer Indemnification Agreement, by and between the Registrant and each of its executive officers	S-1	333-282469	10.5	October 21, 2024
10.6#†	Employment Agreement, by and between the Registrant and Jeffrey Finer, dated as of September 9, 2022	S-1	333-282469	10.6	October 21, 2024
10.7#†	Employment Agreement, by and between the Registrant and Ran Xiao, dated as of January 18, 2022	S-1	333-282469	10.7	October 21, 2024
10.8#†	Employment Agreement, by and between the Registrant and Liz Bhatt, dated as of May 20, 2022	S-1	333-282469	10.8	October 21, 2024
10.9#†	Employment Agreement, by and between the Registrant and Jae B. Kim, dated as of September 4, 2024	S-1	333-282469	10.9	October 21, 2024
10.10#†	Employment Agreement, by and between the Registrant and Samira Shaikhly, dated as of December 22, 2022	S-1	333-282469	10.10	October 21, 2024
10.11#†	Employment Agreement, by and between the Registrant and Uwe Klein, dated as of February 17, 2021	S-1	333-282469	10.11	October 21, 2024
10.12#†	Employment Agreement, by and between the Registrant and Daniel Long, dated as of September 27, 2021	S-1	333-282469	10.12	October 21, 2024
10.13#	Amended and Restated Non-Employee Director Compensation Policy	10-Q	001-42382	10.1	November 10, 2025
10.14#	Senior Executive Cash Incentive Bonus Plan	S-1	333-282469	10.14	October 21, 2024
10.15#	Offer Letter, by and between the Company and Gil M. Labrucherie, dated as of December 6, 2024.	8-K	001-42382	10.1	January 6, 2025
10.16#	Executive Severance Plan of the Registrant	S-1	333-282469	10.16	October 21, 2024

10.17†	Lease Agreement, by and between the Registrant and Britannia Pointe Grant Limited Partnership, dated as of April 20, 2021, as amended by the First Amendment to Lease Agreement dated as of September 14, 2022, Second Amendment to Lease Agreement dated as of September 23, 2022, Third Amendment to Lease Agreement dated as of December 22, 2022, and Fourth Amendment to Lease Agreement dated as of December 12, 2023	S-1	333-282469	10.17	October 21, 2024
10.18	Service Agreement, by and between the Registrant and Third Rock Ventures, LLC, dated as of August 25, 2021	S-1	333-282469	10.18	October 21, 2024
10.19**	Novo Collaboration Agreement, between the Registrant and Novo Nordisk A/S, dated as of May 13, 2025	10-Q	001-42382	10.1	August 11, 2025
10.20*#	Employment Agreement, by and between the Registrant and Mark Wilson, dated as of January 6, 2026
19.1	Insider Trading Policy of the Registrant	10-K	001-42382	19.1	March 27, 2025
21.1	Subsidiaries of the Registrant	S-1	333-282469	21.1	October 21, 2024
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1#	Compensation Recovery Policy of the Registrant	S-1	333-282469	10.15	October 21, 2024
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

** Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the SEC because the Registrant has determined that information is both not material and is the type that the registrant treats as private or confidential.

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

Septerna, Inc.

Date: March 9, 2026	By:	/s/ Jeffrey Finer, M.D., Ph.D.
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

Name	Title	Date

/s/ Jeffrey Finer, M.D., Ph.D.	Chief Executive Officer and Director	March 9, 2026
Jeffrey Finer, M.D., Ph.D.	(principal executive officer)

/s/ Gil M. Labrucherie, CFA, J.D.	Chief Financial Officer	March 9, 2026
Gil M. Labrucherie, CFA, J.D.	(principal financial officer and principal accounting officer)

/s/ Jeffrey Tong, Ph.D.	Chairman and Director	March 9, 2026
Jeffrey Tong, Ph.D.

/s/ Abraham Bassan, M.S.	Director	March 9, 2026
Abraham Bassan, M.S.

/s/ Bernard Coulie, M.D., Ph.D., M.B.A.	Director	March 9, 2026
Bernard Coulie, M.D., Ph.D., M.B.A.

/s/ Alan Ezekowitz, M.D., D.Phil.	Director	March 9, 2026
Alan Ezekowitz, M.D., D.Phil.

/s/ Shalini Sharp, M.B.A.	Director	March 9, 2026
Shalini Sharp, M.B.A.

/s/ Jake Simson, Ph.D.	Director	March 9, 2026
Jake Simson, Ph.D.

/s/ Keith Gottesdiener, M.D.	Director	March 9, 2026
Keith Gottesdiener, M.D.

SEPTERNA, INC.

Index to Financial Statements

Financial Statements as of and for the Years Ended December 2025 and 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Septerna, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Septerna, Inc. (the Company) as of December 31, 2025 and 2024, the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

San Mateo, California

March 9, 2026

SEPTERNA, INC.

Balance Sheets

(In thousands, except for share and per share data)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$120,722	$238,196
Marketable securities	270,367	112,727
Accounts receivable	10,356	171
Prepaid expenses and other current assets	9,519	5,730
Total current assets	410,964	356,824
Marketable securities, non-current	157,569	69,866
Property and equipment, net	4,434	5,090
Operating lease right-of-use assets	21,499	23,602
Restricted cash	905	905
Other non-current assets	816	267
Total assets	$596,187	$456,554
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$10,283	$3,200
Accrued expenses and other current liabilities	12,167	7,798
Deferred revenue, current	62,269	—
Operating lease liabilities, current	2,212	1,851
Total current liabilities	86,931	12,849
Deferred revenue, non-current	105,917	—
Operating lease liabilities, non-current	21,413	23,625
Other non-current liabilities	—	33
Total liabilities	214,261	36,507
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of December 31, 2025 and December 31, 2024; no shares issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value per share, 500,000,000 shares authorized at December 31, 2025 and December 31, 2024; 44,806,272 and 44,422,505 shares issued and outstanding at December 31, 2025 and December 31, 2024 respectively; 131,224 and 576,829 shares subject to repurchase as of December 31, 2025 and December 31, 2024, respectively	45	44
Additional paid-in capital	548,517	538,321
Accumulated other comprehensive income	617	56
Accumulated deficit	(167,253)	(118,374)
Total stockholders' equity	381,926	420,047
Total liabilities and stockholders' equity	$596,187	$456,554

The accompanying notes are an integral part of these financial statements.

SEPTERNA, INC.

Statements of Operations and Comprehensive Loss

(In thousands, except for share and per share data)

	Years Ended December 31,
	2025	2024
Revenue	$45,951	$1,075
Operating expenses:
Research and development	97,584	65,337
General and administrative	29,164	16,561
Gain on sale of non-financial asset	(12,500)	—
Total operating expenses	114,248	81,898
Loss from operations	(68,297)	(80,823)
Other income, net:
Interest income	19,530	8,617
Other expense, net	(100)	(90)
Total other income, net	19,430	8,527
Loss before provision (benefit) for income taxes	(48,867)	(72,296)
Provision (benefit) for income taxes	12	(498)
Net loss	$(48,879)	$(71,798)
Net loss per share, basic and diluted	(1.10)	(7.26)
Weighted-average shares outstanding, basic and diluted	44,258,338	9,891,126
Comprehensive loss:
Net loss	$(48,879)	$(71,798)
Net unrealized gain on marketable securities	561	56
Total other comprehensive income	561	56
Comprehensive loss	$(48,318)	$(71,742)

The accompanying notes are an integral part of these financial statements.

SEPTERNA, INC.

Statements of Convertible Preferred Stock and Stockholders’ Equity

(In thousands, except for share data)

	Convertible Preferred Stock						Additional	Accumulated Other		Total
	Series A		Series B		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2023	75,000,000	$74,694	60,828,720	$74,521	3,168,134	$3	$8,199	$—	$(46,576)	$(38,374)
Issuance of Series B Convertible Preferred Stock, net of issuance costs of $58	—	—	60,828,732	74,942	—	—	—	—	—	—
Issuance of common stock in connection with initial public offering, net of issuance costs of $28,431	—	—	—	—	18,400,000	18	302,749	—	—	302,767
Conversion of convertible preferred stock to common stock upon initial public offering	(75,000,000)	(74,694)	(121,657,452)	(149,463)	22,839,774	23	224,134	—	—	224,157
Issuance of common stock upon exercise of stock options	—	—	—	—	28,896	—	66	—	—	66
Vesting of restricted common stock	—	—	—	—	—	—	21	—	—	21
Repurchases of unvested restricted common stock	—	—	—	—	(14,299)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	3,152	—	—	3,152
Net unrealized gain on marketable securities	—	—	—	—	—	—	—	56	—	56
Net loss	—	—	—	—	—	—	—	—	(71,798)	(71,798)
Balance at December 31, 2024	—	—	—	—	44,422,505	44	538,321	56	(118,374)	420,047
Issuance of common stock upon exercise of stock options	—	—	—	—	268,188	1	981	—	—	982
Issuance of common stock under employee stock purchase plan	—	—	—	—	118,191	—	717	—	—	717
Vesting of restricted common stock	—	—	—	—	—	—	23	—	—	23
Repurchases of unvested restricted common stock	—	—	—	—	(2,612)	—	(1)	—	—	(1)
Stock-based compensation expense	—	—	—	—	—	—	8,476	—	—	8,476
Net unrealized gain on marketable securities	—	—	—	—	—	—	—	561	—	561
Net loss	—	—	—	—	—	—	—	—	(48,879)	(48,879)
Balance at December 31, 2025	—	$—	—	$—	44,806,272	$45	$548,517	$617	$(167,253)	$381,926

The accompanying notes are an integral part of these financial statements.

SEPTERNA, INC.

Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(48,879)	$(71,798)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,604	1,401
Gain on sale of non-financial asset	(12,500)	—
Non-cash operating lease expense	2,103	1,383
Stock-based compensation	8,476	3,152
Accretion of discounts, net	(3,448)	(1,410)
Deferred income tax	—	(491)
Other	56	45
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,781)	(4,297)
Accounts receivable	(10,185)	(20)
Other non-current assets	(554)	(170)
Accounts payable	6,603	723
Accrued expenses and other current liabilities	4,359	3,564
Deferred revenue	168,186	—
Operating leases, net	(1,851)	448
Net cash provided by (used in) operating activities	110,189	(67,470)
Cash flows from investing activities:
Purchases of property and equipment	(518)	(2,103)
Proceeds from sale of non-financial asset	12,500	22,625
Purchases of available-for-sale marketable securities	(450,950)	(213,390)
Maturities of available-for-sale marketable securities	209,616	32,270
Net cash used in investing activities	(229,352)	(160,598)
Cash flows from financing activities:
Proceeds from Initial Public Offering, net of offering costs	—	302,788
Proceeds from issuance of Series B Convertible Preferred Stock, net of issuance costs	—	74,942
Repurchases of unvested restricted common stock	(1)	(1)
Proceeds from exercise of stock options	973	52
Proceeds from employee stock purchase plan	717	—
Net cash provided by financing activities	1,689	377,781
Net (decrease) increase in cash, cash equivalents and restricted cash	(117,474)	149,713
Cash, cash equivalents and restricted cash, beginning of year	239,101	89,388
Cash, cash equivalents and restricted cash, end of year	$121,627	$239,101
Supplemental cash flow information:
Cash paid for income taxes	$—	$232
Supplemental disclosure for noncash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$517	$37
Right-of-use asset recognized in exchange for operating lease liability	$—	$12,462
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$224,157
Unpaid offering costs included in accounts payable	$—	$21

Cash, Cash Equivalents and Restricted Cash:

	As of December 31,
	2025	2024
Cash and cash equivalents	$120,722	$238,196
Restricted cash	905	905
Total cash, cash equivalents and restricted cash at end of year	$121,627	$239,101

The accompanying notes are an integral part of these financial statements.

SEPTERNA, INC.

Notes to Financial Statements

1. Organization

Description of the Business

Septerna, Inc. (“Septerna” or the “Company”) is a clinical-stage biotechnology company with a world-class team of G protein-coupled receptor (“GPCR”) experts and drug developers advancing cutting-edge science to unlock the full potential of GPCR therapies for patients with significant unmet needs. The Company’s proprietary Native Complex Platform® is designed to enable new approaches to GPCR drug discovery and has led to the development of a diverse pipeline of novel oral small molecule drug candidates. The Company is advancing programs in endocrinology, immunology and inflammation, metabolic diseases and additional therapeutic areas, both independently and with partners.

The Company’s proprietary Native Complex Platform® replicates the natural structure, function, and dynamics of GPCRs outside of cells at an industrial scale. The Company’s foundational technologies enable it to isolate, purify, and reconstitute full-length, properly folded GPCR proteins within ternary complexes with ligands and transducer proteins in a lipid bilayer that mimics the cell membrane. The Company then applies state-of-the-art discovery tools and technologies to these defined and tunable protein complexes to structurally design, screen for, and optimize potential product candidates. Leveraging its platform, the Company has transformed GPCR oral small molecule drug discovery to an industrialized and iterative structure-based drug design approach to expand the landscape of druggable GPCR targets with novel oral small molecule medicines for patients. The Company’s Native Complex Platform® is designed to enable it to target certain GPCRs for the first time, uncover novel binding pockets for validated receptors, and pursue a wide spectrum of pharmacologies, including agonists, antagonists, and allosteric modulators, to affect GPCR signaling in different ways to achieve desired therapeutic effects.

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

The Company has incurred significant losses and cumulative negative cash flows from operations since its inception and expects to incur losses as a result of its continued research and development activities. To date, none of the Company’s product candidates have been approved by the U.S. Food and Drug Administration (the “FDA”) for commercial sale and, therefore, the Company has not generated any revenue from product sales.

For the year ended December 31, 2025, the Company incurred net loss of $48.9 million. The Company had an accumulated deficit of $167.3 million as of December 31, 2025. The Company believes its cash, cash equivalents, and marketable securities of $548.7 million as of December 31, 2025 will be sufficient to fund its operations for, at least, 12 months from the date of issuance of the financial statements.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), stated in U.S. dollars and include all adjustments necessary for the fair presentation of the Company’s financial statements as of December 31, 2025 and 2024, and for the years then ended. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification and Accounting Standards Updates (“ASUs”), of the Financial Accounting Standards Board (“FASB”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures at the date of the financial statements and reported amounts of expenses during the reporting periods. These estimates form the basis for judgments the Company makes about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company bases its estimates using historical experience, Company forecasts and future plans, current economic conditions, and information from third-party professionals that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and recorded amounts of expenses that are not readily apparent from other sources and adjusts those estimates and assumptions when facts and circumstances dictate. Estimates are used in determining the fair value of assets and liabilities, the useful lives of property and equipment, the rate used in determining the present value of lease payments, fair value of assets and liabilities, research and development accruals, the estimated fair value of common stock prior to the Company's IPO and assumptions used in stock-based compensation, the initial allocation and continued evaluation of a revenue contract’s transaction price to each distinct performance obligation on a relative standalone selling price basis, uncertain tax positions and the valuation allowance for deferred income tax assets. Actual results may differ from these estimates and assumptions. As appropriate, we assess estimates each period, update them to reflect current information, and will generally reflect any changes in estimates in the period first identified.

The Company’s results can also be affected by economic, political, legislative, regulatory and legal actions. Economic conditions, such as recessionary trends, inflation, interest, tariffs, changes in regulatory laws and monetary exchange rates, and government fiscal policies, can have a significant effect on operations. While the Company maintains reserves for anticipated liabilities, the Company could be affected by civil, criminal, regulatory or administrative actions, claims or proceedings.

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

The Company is subject to all of the risks inherent in an early-stage biotechnology company. These risks include, but are not limited to, efficacy of product candidates, intense competition, and dependence upon the availability of liquidity to sustain operations.

Cash Equivalents and Marketable Securities

The Company holds marketable securities that consist of highly liquid, investment grade debt securities. The Company's cash and marketable securities are held or issued by financial institutions that management believes are of high credit quality. Marketable securities are classified and accounted for as available-for-sale. Marketable securities with original maturities of 90 days or less are classified as cash equivalents. Marketable securities with original maturities over 90 days and remaining maturities of less than 12 months are classified as current. Marketable securities with remaining maturities of more than 12 months for which the Company has the intent and ability to hold the security for more than 12 months are classified as non-current. The Company’s marketable securities are carried at estimated fair value, which is derived from independent pricing sources based on quoted prices in active markets for similar securities. Unrealized gains and losses are reported in stockholders’ equity as accumulated other comprehensive income. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income on the statements of operations and comprehensive loss.

The Company has the ability, if necessary, to liquidate any of its cash equivalents and marketable securities to meet its liquidity needs in the next 12 months. The Company does not generally intend to sell the investments and it is less likely that it will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

The Company reviews its portfolio of marketable securities, using both quantitative and qualitative factors, to determine if declines in fair value below amortized cost have resulted from a credit-related loss or other factors. If the decline in fair value is due to credit-related factors, the Company recognizes a loss in its statement of operations and comprehensive loss, whereas if the decline in fair value is not due to credit-related factors, the Company records the loss in accumulated other comprehensive income on its balance sheets.

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

Restricted Cash

Restricted cash is comprised of cash that is restricted as to withdrawal or use under the terms of certain contractual agreements. In connection with the Company’s lease agreement (see Note 6), the Company is required to maintain a collateral account to secure a letter of credit issued to its landlord. The collateral account is classified as restricted cash on the Company’s balance sheets. As of

December 31, 2025 and 2024, the remaining term of the leases is greater than one year and the related restricted cash is classified as non-current on the Company's balance sheet.

Deferred Revenue

Deferred revenue consists of amounts received prior to satisfying revenue recognition criteria (see Note 4).

Accounts Receivable

The Company recognizes a receivable when the Company has an unconditional right to payment, which is generally at the time of delivery of assets, or at the time services are rendered.

An allowance for expected credit losses over the life of the receivables is reserved for based on a combination of historical experience, aging analysis, current economic trends and information on specific accounts, with related amounts recorded as a reserve against revenue recognized. The reserve is re-evaluated on a regular basis and adjusted as needed. Once a receivable is deemed to be uncollectible, such balance is charged against the reserve. No allowance for credit losses was recorded during the years ended December 31, 2025 and 2024.

As of December 31, 2025, the Company’s accounts receivable was entirely attributable to Novo. As of December 31, 2024, the Company’s accounts receivable was entirely attributed to Vertex.

Property and Equipment, Net

Property and equipment is recorded at cost, subject to adjustments for impairments, less accumulated depreciation and amortization. The Company depreciates property and equipment using the straight-line method over the estimated useful lives of the respective assets, as follows:

Lab equipment	5 years
Furniture and fixtures	5 years
Office equipment	5 years
Computer Equipment	3 years
Leasehold improvements	Shorter of remaining lease term or estimated useful life

Depreciation or amortization begins at the time the asset is placed in service. Maintenance and repairs that do not improve or extend the life of the respective asset are charged to expense as incurred. Upon disposal of assets, the cost and related accumulated depreciation or amortization is removed from the balance sheet and the resulting gain or loss is recognized within other income, net in the statements of operations and comprehensive loss.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount of each asset to the undiscounted expected future cash flows the asset is expected to generate over its remaining life. An impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset or asset group and its eventual disposition are less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset or asset group exceeds its fair value. There were no impairments of the Company’s long-lived assets for the years ended December 31, 2025 and 2024.

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

In addition, the Company elected the short-term lease practical expedient that allows the lessee to not record a lease liability and right-of-use asset for all leases with a term of 12 months or less. See Note 6 for additional information on the Company’s leases.

Revenue Recognition

The Company accounts for revenue in accordance with ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). Under ASC 606, the Company recognizes revenue when the customer obtains control of the promised goods or services at an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following four steps: (i) confirm it has a contract with a customer that creates enforceable rights and obligations; (ii) identify promised products or services to be transferred to a customer; (iii) determine the transaction price, or the amount it expects to receive, including an estimate of uncertain amounts subject to a constraint to ensure revenue is not recognized in an amount that would result in a significant reversal upon resolution of the uncertainty, is determinable and allocated to the performance obligations; and (iv) recognize revenue when or as performance obligations are satisfied.

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

The Company satisfies performance obligations either over time or at a point in time. Revenue is recognized over time if either (i) the customer simultaneously receives and consumes the benefits provided by the Company's performance, (ii) the Company's performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or (iii) the Company's performance does not create an asset with an alternative use to the Company and the Company has an enforceable right to payment for performance completed to date. If the Company does not satisfy a performance obligation over time, the related performance obligation is satisfied at a point in time by transferring the control of a promised good or service to a customer.

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

Consideration received prior to revenue recognition is recorded as deferred revenue in the balance sheets. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current portion of deferred revenue in the accompanying balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, non-current. Contract assets represent research and development services which have been performed but have not yet been billed and are reduced when they are subsequently billed. Such contract assets include accounts receivable when the Company’s right to consideration is unconditional. For its current contracts, the Company recognizes revenue as the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and, if over time, revenue recognized is based on the use of an input method.

When no remaining performance obligations are required of the Company, or following the completion of the performance obligation period, such amounts are recognized as revenue upon transfer of control of the goods or services to the customer.

The terms of the Company’s collaborative arrangements include one or more of the following

(i)
Licenses of intellectual property, or IP - If the license to the Company’s IP is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from consideration allocated to the license when the license is transferred to the customer and the customer can use and benefit from the licenses. For a license that is determined not to be distinct, it is combined with other promises and the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. The Company generally recognizes revenue using the cost incurred to date as compared to the total estimated cost of each performance obligation. The impact on revenue of changes in total estimated costs are recognized on a cumulative basis in the period that the change occurs. If estimates of the total cost change, or if contract amendments change the scope of the performance obligation, the required adjustments to revenue could be material.
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
(iii)
Research and development services - The promises under the Company's collaboration agreement include research and development services to be performed by the Company for or on behalf of the customer. Payments or reimbursements resulting from the Company's research and development efforts are recognized as the services are performed and presented on a gross basis because the Company is the principal for such efforts. Reimbursements are recognized in revenue in the Company’s statements of operations and comprehensive loss. Expenses incurred as part of the Company’s efforts to perform the research and development services are recognized in research and development expense in the Company’s statements of operations and comprehensive loss.
(iv)
Manufacturing services - The promises under the Company's collaboration agreement include manufacturing services to be provided by the Company. Payments or reimbursements resulting from the Company's manufacturing services are recognized as the services are performed and presented on a gross basis because the Company is the principal for such efforts. Reimbursements are recognized in revenue in the Company’s statements of operations and comprehensive loss. Expenses incurred to perform the manufacturing services are recognized in research and development expense in the Company’s statements of operations and comprehensive loss.
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
(vi)
Commercial milestone payments and royalties - For arrangements that include sales-based royalties, including milestone payments based on levels of sales, if the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied)

Sale of Non-Financial Assets

Sale of non-financial assets that are outside the scope of the Company’s ordinary activities are accounted for under ASC 610-20, Other Income - Gains and Losses from the Derecognition of Non-financial Assets (“ASC 610-20”). Pursuant to ASC 610-20, the Company applies the guidance in ASC 606, Revenue from Contracts with Customers (“ASC 606”), to determine if a contract exists, identify the distinct non-financial assets, and determine when control transfers and, therefore, when to derecognize the non-financial asset. Additionally, the Company applies the measurement principles of ASC 606 to determine the amount of consideration, if any, to include in the calculation of the gain or loss for the non-financial asset.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses consist primarily of employee-related costs, including salaries, benefits and stock-based compensation for employees engaged in research and development activities, costs related to research activities, preclinical studies and clinical trials, contract manufacturing for the production of clinical and preclinical materials, information technology-related costs, allocated overhead costs including facility-related expenses, consulting fees, costs related to laboratory operations and fees paid to other entities that conduct certain research and development activities on the Company’s behalf. Payments made prior to the receipt of goods and services to be used in research and development are deferred and recognized as expense in the period in which the related goods are received or services are rendered.

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

Patent Expenses

Costs to secure and maintain patents covering the Company’s technology and product candidates are expensed as incurred and are classified as general and administrative expenses in the statements of operations and comprehensive loss.

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

Fair Value of Financial Instruments

The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which to transact and the market-based risk. The carrying values of the Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to their relatively short maturities.

Stock-Based Compensation

Stock-based compensation expense is recognized based on the grant-date fair value of the awards. The fair value of stock options and employee stock purchase plan ("ESPP") is determined using the Black-Scholes option pricing model on the date of grant. The fair value of restricted stock awards is determined using the estimated fair value of the Company’s common stock on the date of grant.

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

Stock-based compensation expense is recorded within research and development and general and administrative expenses in the accompanying statements of operations and comprehensive loss based on the function to which the related services are provided. The Company recognizes stock-based compensation expense for the portion of awards that have vested. Forfeitures are accounted for as they occur.

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

Comprehensive Loss

Comprehensive loss is defined as a change in equity of a business enterprise during a period resulting from transactions from non-owner sources. The Company’s other comprehensive income (loss) is comprised solely of unrealized gains or losses on marketable securities. The Company has not recorded any reclassifications from other comprehensive gains or losses to net loss during the years ended December 31, 2025 and 2024.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration of potential dilutive securities. Vested restricted stock is treated as outstanding for accounting purposes. Unvested restricted stock is not considered to be outstanding for purposes of the calculation of basic net loss per share. Diluted net loss per share is computed by dividing the net loss by the sum of the weighted-average number of common shares outstanding during the period plus the potential dilutive effects of potential dilutive shares outstanding during the period. Potential dilutive securities include stock options, unvested restricted stock, and ESPP shares. The dilutive effect of stock options, unvested restricted stock, and ESPP shares is computed using the treasury stock method. For all periods presented in a net loss position, diluted net loss per share is the same as basic net loss per share since the effect of including potential dilutive securities is anti-dilutive.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606). The guidance refines the scope of Topic 815 by clarifying which contracts are subject to derivative accounting and expand the scope exception for certain contracts not traded on an exchange to include contracts for which settlement is based on operations or activities specific to one of the parties to the contract. In addition, ASU 2025-07 is expected to reduce diversity in the accounting for share-based non-cash consideration from a customer for the transfer of goods or services, as well as provide investors with more comparable information and reduce accounting complexity and related reporting costs. Adoption of the amendment allows for either the prospective or modified retrospective application and is effective for annual periods beginning after December 15, 2026, with early adoption permitted. The Company early adopted this standard using the prospective method for the derivative scope refinement with the effective date of January 1, 2025. Prior to adoption, the Company did not have contracts that include are subject to derivative accounting and the adoption of the ASU did not have a material impact on its financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The standard is intended to improve income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The ASU is effective for fiscal years beginning after December 15, 2024, on a prospective basis. Early adoption and retrospective reporting are permitted. The company follows the provisions set forth in ASU No. 2023-09 on a prospective basis.

Recently Issued Accounting Pronouncements Not Yet Adopted

From time to time, new accounting pronouncements are issued by the FASB, under its ASC or other standard setting bodies, and adopted by the Company as of the specified date.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset in developing reasonable and supportable forecasts during the application of the current expected credit loss model for current accounts receivable and current contract assets arising from transactions under ASC 606. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2025-05.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires the Company to disclose more detailed information about the types of expenses (including employee compensation, depreciation, and amortization) included in each relevant income statement expense caption. The ASU is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that this update will have on its disclosures.

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

3. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of December 31,
	2025	2024
Prepaid expenses	$4,622	$4,278
Interest receivable	3,384	953
Prepaid bonus	361	260
Other current assets	1,152	239
Prepaid expenses and other current assets	$9,519	$5,730

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	As of December 31,
	2025	2024
Lab equipment	$6,339	$5,679
Furniture, fixtures, and office equipment	1,222	1,222
Leasehold improvements	717	717
Computer equipment	401	401
Construction in progress	107	—
Total property and equipment	8,786	8,019
Less: Accumulated depreciation and amortization	(4,352)	(2,929)
Property and equipment, net	$4,434	$5,090

Depreciation and amortization expense was $1.6 million and $1.4 million for the years ended December 31, 2025 and 2024, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of December 31,
	2025	2024
Accrued compensation expense	$5,606	$4,129
Accrued research and development expense	5,179	2,888
Accrued general and administrative expense	915	703
Employee stock purchase plan liability	319	—
Other current liabilities	148	78
Accrued expenses and other current liabilities	$12,167	$7,798

4. Collaboration and Research Service Agreements

For the year ended December 31, 2025, the Company's revenue is comprised solely of arrangements with Novo and Vertex. For the year ended December 31, 2024, the Company's revenue was solely comprised of the arrangement with Vertex.

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

Upon effectiveness of the Novo Collaboration Agreement, the Company received a one-time, non-refundable upfront payment of $195.0 million in July 2025, which was recorded as deferred revenue in its balance sheet. The Company is also eligible to receive up to approximately $498.0 million in research, development, regulatory, and commercial milestone payments for each R&D Program. In addition, the Company is entitled to escalating, tiered royalties ranging from mid to high single-digits based on global product sales on a country-by-country and product-by-product basis with respect to a R&D Program until the later of ten years after the date of first commercial sale of the first product in such R&D Program in such country, expiration of specified patent rights covering such product in such country or the expiration of specified regulatory exclusivity for the first product in such R&D Program in such country.

Under the Novo Collaboration Agreement, the Company has a one-time option to share in the global development costs and operating profits or losses (in lieu of milestones and royalties) with respect to one licensed product (the "Profit Share Option"), subject to certain terms, conditions and limitations. In the event that the Company chooses to exercise the Profit Share Option, it will be required to repay Novo all previously reimbursed developmental costs pertaining to that program at a predetermined multiple and reimburse Novo for a portion of the continued R&D costs incurred under the selected licensed product and will share in the profits resulting from the commercialization of the licensed product.

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

At commencement, the Company identified the several performance obligations within the Novo Collaboration Agreement, including research and development services on research targets, option rights held by Novo, license to use the Company’s intellectual property to conduct research and development activities, and participation on the joint steering committee (“JSC”). At inception of the Novo Collaboration Agreement, the Company identified the following performance obligations:

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

In assessing whether the various options under the Novo Collaboration Agreement represent material rights, the Company considered the additional consideration the Company would be entitled to upon option exercise and the standalone selling price of the underlying goods and services. For the material right identified above, the Company concluded the option provided Novo with a discount that it otherwise would not have received.

The Company recognizes revenue related to the combined license and research services performance obligation and the manufacturing performance obligation over time using the input method. Under the input method, the extent of progress towards completion is measured based on the ratio of actual cost incurred to date to the total estimated cost at completion of the performance obligations, which the Company believes best measures its progress towards satisfying the performance obligations. A cost-based input method of revenue recognition requires management to make estimates of cost to complete the performance obligation. Judgment is required to evaluate assumptions related to cost estimates. The estimated standalone selling price for the material right was determined based on the estimated discount provided to Novo and the probability that Novo would exercise the option.

The following table presents revenue recognized, unrecognized transaction price, and estimated revenue expected to be recognized in the future as of December 31, 2025 (in thousands):

Transaction Price
Combined license, research and manufacturing services	$247,846
Material right	41,190
Total transaction price(1)	$289,036
Revenue recognized(2)	(45,377)
Unrecognized transaction price as of December 31, 2025	$243,659

_____________________

(1)
Comprised of the allocation of the $195.0 million one-time, non-refundable upfront payment, of which $153.8 million was allocated to the four R&D programs and manufacturing services and $41.2 million was allocated to the material right and $94.0 million of variable consideration related to estimated research and manufacturing services for the four R&D Programs.
(2)
Recorded within revenue in the statement of operations and comprehensive loss for the year ended December 31, 2025, comprised of $26.8 million recognized of the one-time, non-refundable upfront payment and $18.6 million variable considerations related to estimated research services for the four R&D Programs.

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

The following table summarizes the changes in deferred revenue for the year ended December 31, 2025 (in thousands):

Balance at January 1, 2025	$—
Deferred revenue	195,000
Recognized revenue	(26,814)
Balance at December 31, 2025(1)	$168,186

_____________________

(1)
Comprised of $62.3 million of deferred revenue, current and $105.9 million of deferred revenue, non-current, which is expected to be recognized over 3.5 years. As of December 31, 2025, all of the Company's performance obligations are outstanding.

The Company periodically assesses the probability of receiving payments from achieving the research and development, collaboration target, and regulatory milestones and includes the payment in the transaction price when they are deemed probable. Royalties and commercial sale milestones will be recognized when the subsequent sales occur based on the sales or usage-based royalty exception. The Company also periodically reassesses the probability of exercising Profit Share Option. As of December 31, 2025, none of the milestones were deemed probable and no royalty revenue has been recognized, and the Profit Share Option was deemed improbable with no amount recognized for repayment of reimbursements to Novo.

Vertex Asset Purchase and Research Service Agreement

Vertex Asset Purchase Agreement

In September 2023, the Company entered into an asset purchase agreement with Vertex, under which Vertex acquired an in-process research and development ("IPR&D") asset related to a GPCR program, including all intellectual property, materials, and compounds associated with the program (the “Vertex Asset Purchase Agreement”). The Vertex Asset Purchase Agreement also provided for a potential milestone payment payable to the Company contingent upon the achievement of a milestone event.

In July 2025, this milestone event was determined achieved and, as a result, the Company received a payment of $12.5 million in August 2025, which was recorded as a gain on sale of non-financial asset within total operating expenses in the Company’s statements of operations and comprehensive loss for the year ended December 31, 2025. The Company will not receive any other payments related to this IPR&D asset.

Vertex Research Service Agreement

In conjunction with the Vertex Asset Purchase Agreement in September 2023, the Company entered into research service agreement with Vertex under which the Company agreed to perform certain exploratory research activities for Vertex (the "Vertex Research Service Agreement"). The Company recognized service revenue associated with the Vertex Research Service Agreement over the performance period of the research services as the services were provided in accordance with ASC 606. The Vertex Research Service Agreement expired in September 2025.

During the year ended December 31, 2025, the Company recorded revenue of $0.6 million related to research activities performed in connection with the Vertex Research Service Agreement. During the year ended December 31, 2024, the Company recorded revenue of $1.1 million related to research activities performed in connection with the Vertex Research Service Agreement.

5. Marketable Securities and Fair Value Measurements

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

The fair value measurements of the Company’s cash equivalents and marketable securities are identified at the following levels within the fair value hierarchy (in thousands):

	As of December 31, 2025
		Fair Value Measurement
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$63,736	$63,736	$—	$—
Commercial paper	50,163	—	50,163	—
Corporate securities	2,190	—	2,190	—
Marketable securities, current:	—
U.S. treasury securities	141,984	—	141,984	—
Commercial paper	67,784	—	67,784	—
Corporate securities	32,573	—	32,573	—
U.S. government agency securities	28,026	—	28,026	—
Marketable securities, non-current:	—
U.S. treasury securities	117,632	—	117,632	—
Corporate securities	35,713	—	35,713	—
U.S. government agency securities	4,224	—	4,224	—
Total measured at fair value	$544,025	$63,736	$480,289	$—

	As of December 31, 2024
		Fair Value Measurement
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$141,779	$141,779	$—	$—
Commercial paper	82,527	—	82,527	—
U.S. government agency securities	8,059	—	8,059	—
Marketable securities, current:
U.S. treasury securities	73,555	—	73,555	—
Commercial paper	23,487	—	23,487	—
U.S. government agency securities	14,193	—	14,193	—
Corporate securities	1,492	—	1,492	—
Marketable securities, non-current:
U.S. treasury securities	65,406	—	65,406	—
U.S. government agency securities	2,514	—	2,514	—
Corporate securities	1,946	—	1,946	—
Total measured at fair value	$414,958	$141,779	$273,179	$—

Marketable Securities

As of December 31, 2025, the Company’s marketable securities consist of debt securities, including U.S. treasury and agency securities, corporate debt securities and commercial paper. These marketable securities are carried at fair value and are included in the tables above. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. At each reporting date, the Company evaluates securities with unrealized losses to determine whether such losses, if any, are due to credit-related factors. The Company evaluates, among others, whether the Company has the intention to sell any of these marketable securities and whether it is not more likely than not that the Company will be required to sell any of them before recovery of the amortized cost basis. Neither of these criteria were met at December 31, 2025. The credit ratings of the securities held remain of the highest quality. Moreover, the Company continues to receive payments of interest and principal as they become due, and the Company's expectation is that those payments will continue to be received timely. Based on this evaluation, as of December 31, 2025, the Company determined that unrealized losses of its marketable securities were primarily attributable to changes in interest rates and non-credit related factors. As such, no allowances for credit losses were recorded at December 31, 2025. The Company did not hold marketable securities at December 31, 2024.

Interest receivable as of December 31, 2025 and 2024 was $3.4 million and $1.0 million, respectively, and is recorded as a component of prepaid expenses and other current assets on the Company’s balance sheets.

As of December 31, 2025, all marketable securities in an unrealized loss position had been in an unrealized loss position for less than 12 months. As of December 31, 2025, 44 marketable securities had been in an unrealized loss position for a period of less than 12 months.

As of December 31, 2025, the following table summarizes the amortized cost and the unrealized gains (losses) of the marketable securities presented within marketable securities, marketable securities, non-current and cash equivalents (in thousands).

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Commercial paper	Less than 1	$117,939	$17	$(9)	$117,947
U.S. treasury securities	Less than 1	141,688	296	—	141,984
Corporate securities	Less than 1	34,755	14	(6)	34,763
U.S. government agency securities	Less than 1	27,992	34	—	28,026
Total maturity less than 1 year		322,374	361	(15)	322,720
U.S. treasury securities	1 to 2	117,376	257	(1)	117,632
Corporate securities	1 to 2	35,699	24	(10)	35,713
U.S. government agency securities	1 to 2	4,223	2	(1)	4,224
Total		$479,672	$644	$(27)	$480,289

As of December 31, 2024, the following table summarizes the amortized cost and the unrealized gains (losses) of the marketable securities presented within marketable securities, marketable securities, non-current and cash equivalents (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Commercial paper	Less than 1	$106,017	$6	$(9)	$106,014
U.S. treasury securities	Less than 1	73,511	44	—	73,555
U.S. government agency securities	Less than 1	22,245	10	(3)	22,252
Corporate securities	Less than 1	1,491	1	—	1,492
Total maturity less than 1 year		203,264	61	(12)	203,313
U.S. treasury securities	1 to 2	65,427	37	(58)	65,406
U.S. government agency securities	1 to 2	2,492	22	—	2,514
Corporate securities	1 to 2	1,940	7	(1)	1,946
Total		$273,123	$127	$(71)	$273,179

As of December 31, 2025, the following table summarizes marketable securities in an unrealized loss position (in thousands):

	Remaining Contractual Maturity (in years)	Fair Value	Gross Unrealized Loss
Commercial paper	Less than 1	$57,503	$(9)
Corporate securities	Less than 1	10,064	(6)
Total maturity less than 1 year		67,567	(15)
Corporate securities	1 to 2	17,484	(10)
U.S. treasury securities	1 to 2	4,009	(1)
U.S. government agency securities	1 to 2	3,389	(1)
Total		$92,449	$(27)

6. Leases

Operating Leases

The Company leases office and research and development space at the Company’s headquarters in South San Francisco, California under an operating lease. In April 2021, the Company entered into a lease for 12,560 square feet, set to expire in February 2023. In September 2022, the lease was amended to add 9,348 square feet, totaling 21,908 square feet (the “Original Leased Space”), also expiring in February 2023. In December 2022, the Company entered into another lease amendment to extend the term of the Original Leased Space and added 22,911 square feet (the “Additional Leased Space”). The Company took control of the Additional Leased Space in November 2023, at which point the Company vacated the Original Leased Space to allow the landlord to renovate it.

Renovation of the Original Leased Space was completed in July 2024. Upon completion of the renovation of the Original Leased Space, the lease of the Original Leased Space commenced, resulting in the total leased premises increasing to 44,819 square feet (the “Leased Space”).

The lease term for the Leased Space expires in July 2032, with an option to extend the lease for eight additional years (the “Extension Option”). As of December 31, 2025 and 2024, it was not probable that the Company would exercise the Extension Option, therefore, it was excluded from the right-of-use asset and lease liability calculations.

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

The Company is required to pay base rent plus its proportionate share of operating expenses, as defined in the applicable lease agreement on all of its leases. Variable lease payments related to operating expenses including utilities, maintenance costs and real estate taxes were $1.1 million and $0.7 million for the years ended December 31, 2025 and 2024, respectively.

Operating lease expenses, excluding variable lease payments, were $4.7 million and $3.5 million for the years ended December 31, 2025 and 2024, respectively. Short-term lease expense was not material for the periods presented. As of December 31, 2025 and 2024, the weighted average remaining lease term of the Leased Space was 6.6 and 7.6 years, respectively. The weighted average incremental borrowing rate used for the calculation of the present value of lease payments over the lease term was 11.34% for both the years ended December 31, 2025 and 2024.

The following table summarizes the expenses recognized and cash paid for the Leased Space (in thousands):

	Years Ended December 31,
	2025	2024
Cash paid for operating lease liabilities	$4,469	$1,631
Operating lease costs	4,721	3,462
Short-term lease costs	1,035	644

As of December 31, 2025, future minimum rental payments for operating leases were as follows (in thousands):

As of December 31,	Future Payments
2026	$4,612
2027	4,760
2028	4,912
2029	5,070
2030	5,234
Thereafter	8,616
Total lease payments	33,204
Less: imputed interest	(9,579)
Total present value of operating lease liabilities	$23,625
Operating lease liabilities, current	$2,212
Operating lease liabilities, non-current	21,413
Total operating lease liabilities	$23,625

As of December 31, 2025 and 2024, the Company did not have any finance leases.

7. Commitments and Contingencies

Legal Proceedings

In the ordinary course of business, the Company may be subject to legal proceedings, claims and litigation, as the Company operates in an industry susceptible to patent or other legal claims. The Company accounts for estimated losses with respect to legal proceedings and claims when such losses are probable and estimable. Legal costs associated with these matters are expensed when incurred. The Company was not subject to any material legal proceedings as of December 31, 2025 and 2024, and the Company is not currently a party to any legal proceeding that, if determined adversely to the Company, in management’s opinion, is currently expected to individually or in the aggregate have a material adverse effect on the Company’s business, financial condition or results of operations taken as a whole.

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

The maximum potential amount of future payments that the Company could be required to make under these provisions is not determinable; however, the Company currently holds director and officer liability insurance. This insurance limits the Company’s exposure and may enable it to recover a portion of any future amounts paid. The Company is not currently aware of any indemnification claims. In addition, the Company believes that the fair value of any potential indemnification obligations is minimal. Accordingly, the Company did not record any liabilities associated with these indemnification rights and agreements as of December 31, 2025 and 2024.

8. Convertible Preferred Stock

Immediately prior to the closing of the Company's IPO in October 2024, the Company’s outstanding convertible preferred stock automatically converted into 22,839,774 shares of common stock. Converted preferred stock outstanding as of the date of the IPO consisted of 196,657,452 shares. Each share of outstanding convertible preferred stock was converted into common stock at a ratio of 8.6103 convertible preferred shares to 1 common share. No shares of convertible preferred stock were authorized, issued or outstanding at December 31, 2025 and 2024.

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

9. Common Stock

As of December 31, 2025 and 2024, the Company was authorized to issue 500.0 million shares of common stock, par value $0.001 per share.

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

The holders of common stock are entitled to dividends when and if declared by the board of directors. The board of directors has not declared any dividends and the Company has not paid any dividends. The holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders.

The Company reserved the following shares of common stock, on an as-converted basis, for future issuance:

	As of December 31,
	2025	2024
Options issued and outstanding	4,378,484	2,938,982
Shares reserved for future grants under 2024 Plan	4,257,640	3,743,915
Shares reserved for 2024 ESPP	251,211	369,402
	8,887,335	7,052,299

10. Stock-Based Compensation

2024 Stock Option and Incentive Plan

In October 2024, the Company's board of directors adopted, and its stockholders approved, the 2024 Stock Option and Incentive Plan (the “2024 Plan”) which became effective on October 25, 2024. The 2024 Plan allows for the issuance of equity-based incentive awards to the Company's officers, employees, directors and consultants.

The 2024 Plan provides that the number of shares reserved and available for issuance under the 2024 Plan will automatically increase on January 1, 2025 and each January 1 thereafter through January 1, 2034 by 5% of the outstanding number of shares of the Company's common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company's compensation committee.

The 2024 Plan replaced the Septerna, Inc. 2021 Stock Option and Grant Plan (the “2021 Plan”) as the Company’s board of directors determined not to make additional awards under the 2021 Plan following the completion of the IPO. However, the 2021 Plan will continue to govern outstanding equity awards granted thereunder. The shares of common stock underlying any awards under the 2024 Plan and the 2021 Plan that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock, expire or are otherwise terminated (other than by exercise) will be added to the shares of the Company's common stock available for issuance under the 2024 Plan. 4.3 million and 3.7 million shares remained available for future issuance under the 2024 Plan as of December 31, 2025 and 2024, respectively.

Stock options are governed by stock option agreements between the Company and recipients of stock options. Incentive stock options and nonqualified stock options may be granted under the 2024 Plan at an exercise price of not less than 100% of the fair market value of the common stock on the date of grant, determined by the Compensation Committee of the board of directors. Options become exercisable and expire as determined by the Compensation Committee, provided that the term of the stock options may not exceed ten years from the date of grant.

2021 Stock Option and Grant Plan

In 2021, the Company adopted the 2021 Plan, which authorizes the Company to grant incentive stock options, non-qualified stock options, restricted stock awards, unrestricted stock awards and restricted stock units, to officers, employees, directors, consultants, or other key persons of the Company. The terms of the stock option and restricted stock agreements, including vesting requirements, are determined by the Board of Directors, subject to the provisions of the 2021 Plan. Stock option awards expire 10 years from the grant date, or as otherwise determined by the Board of Directors, or in the case of incentive stock options granted to 10% stockholders, the term is no more than 5 years from the grant date. Additionally, the Company granted and issued restricted stock awards and allowed the recipients to purchase the unvested restricted stock awards at par value per share. The shares issued for unvested restricted stock awards under the 2021 Plan are subject to repurchase by the Company at the original issuance price in the event of the holder’s termination of its relationship with the Company. Consideration received for shares associated with the unvested restricted stock awards is initially recorded as a liability and subsequently reclassified into stockholders’ equity as the related awards vest over the requisite service period.

No shares remained available for future issuance under the 2021 Plan as of December 31, 2025 and 2024 as the 2021 Plan was replaced by the 2024 Plan.

Restricted Stock Awards

The Company granted restricted stock awards from the 2021 Plan and from outside of its stock plans, under the terms of restricted stock purchase agreements and subscription agreements. Unvested shares are subject to repurchase by the Company upon the holder’s termination of its relationship with the Company at the original purchase price. Consideration received for shares associated with the unvested restricted stock awards is initially recorded as a liability and subsequently reclassified into stockholders’ equity as the related awards vest.

The following summarizes restricted stock award activity:

	Number of Shares Outstanding	Weighted- Average Grant Date Fair Value Per Share
Balance at December 31, 2024	576,829	$2.62
Restricted stock awards vested	(442,993)	2.85
Restricted stock awards repurchased	(2,612)	3.30
Balance at December 31, 2025	131,224	1.81

The restricted stock awards generally include a service condition for vesting and vest over four years with a one-year cliff vesting and pro-rata monthly vesting thereafter, but some awards vest over different time periods. In addition, some restricted stock awards include vesting criteria subject to the achievement of performance-based conditions in addition to service conditions (“performance RSAs”). As of December 31, 2025, none of the outstanding and unvested performance RSAs were subject to achievement of performance-based criteria for vesting. The aggregate grant date fair value of shares vested during the year ended December 31, 2025 was $1.3 million. The remaining liability related to restricted stock awards as of December 31, 2025 was not material and was recorded in accrued expenses and other current liabilities on the balance sheet.

Stock Options

The following summarizes stock option activity under the 2024 Plan:

	Options Outstanding
	Total Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2024	2,938,982	$4.64	9.11	$53,706
Granted	1,914,914	12.44
Exercised	(268,188)	3.66
Cancelled	(207,224)	7.70
Outstanding as of December 31, 2025	4,378,484	7.97	8.79	87,194
Exercisable as of December 31, 2025	1,096,087	4.60	8.19	25,516

Stock options include a service condition for vesting and generally vest over four years. The aggregate intrinsic values of options outstanding and exercisable were calculated as the difference between the exercise price of the options and the closing market price of the Company’s common stock as of December 31, 2025.

The aggregate grant date fair value of options that vested for the year ended December 31, 2025 was $4.9 million. The options granted in the year ended December 31, 2025 and 2024 had a weighted-average per share grant-date fair value of $9.58 and $6.65, respectively, and a total grant date fair value of $18.3 million and $13.1 million, respectively. The total intrinsic value of stock options exercised during the year ended December 31, 2025 was $2.2 million.

2024 Employee Stock Purchase Plan

In October 2024, the Company's board of directors adopted, and its stockholders approved, the 2024 ESPP. The 2024 ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2026 and each January 1 thereafter through January 1, 2034, by the lesser of (i) 0.4 million shares of common stock, (ii) 1% of the outstanding number of shares of common stock on the immediately preceding December 31, or (iii) such lesser number of shares of common stock as determined by the administrator of the 2024 ESPP.

The 2024 ESPP provides eligible employees with an opportunity to purchase common stock from the Company and to pay for their purchases through payroll deductions.

The offering periods begin on May 1 and November 1, will be twenty-four (24) months in duration and include four (4) purchase periods, each purchase period lasting six (6) months. The purchase price will be 85% of the fair market value per share of the Company's common stock on either the offering date, which is the first trading day of the offering period, or the purchase date, which is the last trading day of the purchase period, whichever is less. If the fair market value of a share of the Company's common stock on any purchase date within a particular offering period is less than the fair market value on the start date of that offering period, then the offering period will automatically terminate and the employees in that offering period will automatically be transferred and enrolled in a new offering period which will begin on the next day following such purchase date.

During the year ended December 31, 2025, the Company issued 118,191 shares at a weighted average share price of $6.07 per share. As of December 31, 2025, there were 0.3 million shares available for issuance under the 2024 ESPP.

Stock Option and ESPP Valuation

In determining the fair value of the stock options and ESPP granted, the Company uses the Black-Scholes option pricing model and assumptions discussed below. This model utilizes inputs that are subjective.

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

Expected Dividend — The Company has never paid dividends on its common stock and does not anticipate paying dividends on its common stock in the near future. Therefore, the Company used an expected dividend yield of zero.

The weighted-average assumptions used to value employee and non-employee stock option awards granted during the years ended December 31, 2025 and 2024, using the Black-Scholes option pricing model, were as follows:

	Years Ended December 31,
	2025	2024
Risk-free interest rate	3.98%	3.83%
Expected volatility	92.1%	91.1%
Expected term (years)	5.97	6.03
Expected dividend yield	—%	—%

The weighted-average assumptions used to value employee stock purchase plan shares granted during the year ended December 31, 2025, using the Black-Scholes option pricing model, were as follows:

Year Ended December 31,
2025
Risk-free interest rate	3.82%
Expected volatility	86.53%
Expected term (years)	1.22
Expected dividend yield	—%

Stock-based Compensation Expense

Stock-based compensation expense for restricted stock awards, stock options, and ESPP recognized in the Company’s statements of operations and comprehensive loss is presented as follows (in thousands):

	Years Ended December 31,
	2025	2024
Research and development expense	$4,087	$1,619
General and administrative expense	4,389	1,533
Total stock-based compensation expense	$8,476	$3,152

As of December 31, 2025, total unrecognized stock-based compensation expense related to unvested restricted stock awards, stock options, and ESPP was $24.5 million, which is expected to be recognized over a weighted-average period of 2.7 years.

11. Income Taxes

The components of the provision (benefit) for income taxes were as follows for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024
Current:
Federal	$12	$(7)
State	—	—
Total current	12	(7)
Deferred:
Federal	—	(491)
State	—	—
Total deferred	—	(491)
Provision (benefit) for income taxes	$12	$(498)

As discussed in Note 2, we adopted ASU 2023-09 on a prospective basis beginning with the year ended December 31, 2025. For the year ended December 31, 2025, the tax provision expense was not material. For the year ended December 31, 2024, the Company recorded income tax benefit of $0.5 million.

A reconciliation of the Company’s effective tax rate to the statutory U.S. federal rate is as follows:

	Year Ended December 31, 2025
	Amount	Percentage
U.S. federal taxes at statutory rate	$(10,262)	21.0%
State tax, net of federal benefit	—	—
Tax credits	(1,195)	2.5
Change in valuation allowance	9,972	(20.4)
Nontaxable or nondeductible items
Stock based compensation	1,081	(2.2)
Permanent differences	56	(0.1)
Other	(2)	—
Changes in unrecognized tax benefits	359	(0.8)
Other	3	—
Provision for income taxes	$12	—%

Year Ended December 31,
2024
U.S. federal taxes at statutory rate	21.0%
State tax, net of federal benefit	8.0
Stock compensation	(0.7)
Tax credits	1.5
Change in valuation allowance	(29.0)
Other	(0.1)
Total effective income tax rate	0.7%

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

	Years Ended December 31,
	2025	2024
Net operating loss carryforwards	$14,149	$7,122
Research and development credits	5,318	4,102
Operating lease liabilities	5,620	7,129
Stock-based compensation	474	61
Accrued liabilities	1,319	1,163
Section 174 capitalized research and development costs	22,932	20,855
Total deferred tax assets before valuation allowance	49,812	40,432
Valuation allowance	(44,015)	(33,061)
Total deferred tax assets	5,797	7,371
Property and equipment	(683)	(766)
Operating lease right-of-use assets	(5,114)	(6,605)
Total deferred tax liabilities	(5,797)	(7,371)
Net deferred income tax liabilities	$—	$—

The Company has established a valuation allowance for the amount of deferred tax assets that are not more likely than not to be realized. Management considered all available evidence, both positive and negative, including but not limited to the Company’s historical operating results, income or loss in recent periods, cumulative losses in recent years, forecasted earnings, future taxable income, and significant risk and uncertainty related to forecasts, and concluded the deferred tax assets are not more likely than not to be realized. The net change in the total valuation allowance for the years ended December 31, 2025 and 2024 was an increase of $11.0 million and $20.9 million, respectively.

As of December 31, 2025, the Company had $45.8 million of federal net operating loss carryforwards and $77.9 million of state net operating loss carryforwards, available to reduce future taxable income. The federal net operating loss carryforwards will carryforward indefinitely. The state net operating loss carryforwards will begin to expire in 2041, if not utilized.

As of December 31, 2025, the Company had federal research and development tax credits carryforward of $5.2 million and state research and development tax credits carryforward of $3.7 million, available to reduce future income taxes. The federal research and development tax credits will begin to expire in 2040 if not utilized. The state research and development tax credits have no expiration date.

Internal Revenue Code section 382 (“IRC Section 382”) places a limitation (the “Section 382 Limitation”) on the amount of taxable income that can be offset by net operating loss (“NOL”) carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. California has similar rules. When an ownership change occurs, IRC Section 382 limits the use of NOLs and credits in subsequent periods based on the annual 382 limitations. The annual 382 limitations may limit the full use of available tax attributes in one year but the identified ownership changes may not result in expiration of tax attributes for use prior to expiration of their respective carryforward periods. The Company performed a Section 382 analysis through the year ended December 31, 2024 and determined there were ownership changes in 2021 and 2023. The ownership changes did not result in a reduction of its net operating loss or in its research and development credit carryforwards expiring unused.

A reconciliation of the beginning and ending unrecognized tax benefit amount is as follows (in thousands):

	Years Ended December 31,
	2025	2024
Balance at the beginning of the year	$3,567	$2,529
Additions based on tax positions related to current year	620	998
Adjustment based on tax positions related to prior years	(42)	40
Balance at end of the year	$4,145	$3,567

The reversal of the uncertain tax benefits would not impact the Company’s effective tax rate as the Company continues to maintain a full valuation allowance against its deferred tax assets.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the years ended December 31, 2025 and 2024, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits.

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

12. Related Parties

Third Rock Ventures

During the year ended December 31, 2024, the Company issued a total of 12.4 million shares of its Series B Convertible Preferred Stock to Third Rock Ventures VI, L.P., a holder of more than 5% of the Company’s outstanding capital stock, during the second tranche closing in May 2024, for cash proceeds of $15.3 million. These shares were converted to shares of the Company's common stock upon the consummation of its IPO in October 2024. No shares were issued during the year ended December 31, 2025.

In August 2021, the Company entered into a service agreement with Third Rock Ventures, LLC (“TRV”), a holder of more than 5% of the Company’s outstanding capital stock, (the “TRV service agreement”) under which TRV provides consulting services to the Company. For the year ended December 31, 2024, the Company recorded expense of $0.3 million for such services as general and administrative expenses in the Company’s statements of operations and comprehensive loss. As of December 31, 2024, $0.1 million of expense related to TRV was recorded in accrued expenses and other current liabilities. There was no expense recorded in accrued expenses and other current liabilities and no outstanding accounts payable to TRV at December 31, 2025.

The Company's former interim Chief Medical Officer, and also a current member of the Company's board of directors, was designated to the Company's board of directors by TRV and is affiliated with TRV. He did not receive any cash compensation from the Company for his service as its interim Chief Medical Officer as his services were provided to the Company through the TRV service agreement.

Of the total fees the Company incurred under the TRV service agreement for the year ended December 31, 2024, $0.2 million was attributed to consulting services provided by the board member. Additionally, as compensation for his services as the Company's interim Chief Medical Officer, the Company granted him options to purchase 23,227 shares during the year ended December 31, 2024 at the exercise price of $2.76 per share. The board member ceased serving as interim Chief Medical Officer in September 2024.

In December 2024, the Company entered into a separate consulting agreement with the board member, under which he may provide up to $9,500 of consulting services per month, which are also provided to the Company through the TRV service agreement. For the year ended December 31, 2025, the Company recorded expense of $0.1 million for such consulting services. As of December 31, 2025, there was a minimal expense recorded in accrued expenses and other current liabilities and a minimal outstanding accounts payable to the board member.

RA Capital

During the year ended December 31, 2024, the Company issued a total of 12.2 million shares of its Series B Convertible Preferred Stock to entities affiliated with RA Capital Management, L.P. (collectively, “RA Capital”), which held more than 5% of the Company’s outstanding capital stock, during the second tranche closing in May 2024, for total cash proceeds of $15.0 million. These shares were converted to shares of the Company's common stock upon the consummation of its IPO in October 2024. No shares were issued during the year ended December 31, 2025.

Samsara BioCapital

During the year ended December 31, 2024, the Company issued a total of 4.3 million shares of its Series B Convertible Preferred Stock to Samsara BioCapital, L.P. (“Samsara BioCapital”), a holder of more than 5% of the Company’s outstanding capital stock, during the second tranche closing in May 2024, for cash proceeds of $5.2 million. These shares were converted to shares of the Company's common stock upon the consummation of its IPO in October 2024. No shares were issued during the year ended December 31, 2025.

13. Net Loss Per Share

The Company had 4,554,420 shares of potentially dilutive securities, comprised of 4,378,484 outstanding stock options, 131,224 unvested restricted stock awards subject to repurchase, and 44,712 shares issuable under the ESPP, not included in the calculation of diluted net loss per share for the year ended December 31, 2025 because to do so would be anti-dilutive.

14. Employee Retirement Benefit Plan

The Company maintains a 401(k) retirement savings plan (the “401(k) Plan”) for its employees. The 401(k) Plan allows eligible employees to make contributions up to the maximum allowable by the Internal Revenue Service (“IRS”). For the years ended December 31, 2025 and 2024, the Company made matching contributions of and recorded contribution expenses of $0.5 million and $0.2 million, respectively.

15. Segment Information

The CODM assesses performance for the Company’s operating segment and decides how to allocate resources based on the Company’s available cash resources. Total operating expenses and net loss of the Company’s operating segment are used to monitor budget versus actual results. The measure of segment assets is reported as total assets on the Company’s balance sheet.

The CODM is regularly provided with the following significant segment expenses:

	Years Ended December 31,
	2025	2024
Revenue	$45,951	$1,075
Employee-related expenses, excluding stock-based compensation	33,468	22,233
Stock-based compensation	8,476	3,152
External research and development expenses	53,519	32,786
External general and administrative expenses	8,856	6,511
Gain on sale of non-financial asset	(12,500)	—
Other segment expenses*	22,429	17,216
Total operating expenses	114,248	81,898
Loss from operations	(68,297)	(80,823)
Other income, net	19,430	8,527
Loss before provision (benefit) for income taxes	(48,867)	(72,296)
Provision (benefit) for income taxes	12	(498)
Net loss	$(48,879)	$(71,798)

(*) Other segment expenses include facility related and office costs, information technology costs, general laboratory costs, and other operating expenses.

As of December 31, 2025 and 2024, all of the Company’s property and equipment was maintained in the U.S. For each of the years ended December 31, 2025 and 2024, the Company’s revenue was generated from providing research services and was earned in the U.S.

16. Subsequent Events

On January 8, 2026, the Company appointed Mark A. Wilson as Chief Legal Officer.