Form 10-Q
period 2026-03-31
Septerna, Inc.
filed 2026-05-11
CIK 1984086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

(650) 338-3533

(Registrant’s telephone number, including area code)

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

As of May 7, 2026, the registrant had 45,075,533 shares of common stock, $0.001 par value per share, outstanding.

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
•
the ability of our preclinical studies and clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;
•
the partnership with Novo Nordisk A/S (“Novo”) and the intended and potential benefits thereof, including the receipt of potential milestone and royalty payments from commercial product sales, along with tiered royalties based on global net sales, if any;
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
•
the impact of macroeconomic and geopolitical developments (such as the recent conflict in Iran, as well as ongoing conflicts in Ukraine, and in the Middle East) on our business, including inflationary pressures and capital market disruptions, changes in or disruptions of U.S. governmental agencies, whether from a future U.S. federal government shutdown or reduced resources, new or increased international tariffs and retaliatory tariffs, trade protection measures, economic sanctions and economic slowdowns or recessions that may result from such developments which could harm our research and development efforts as well as the value of our common stock and our ability to access capital markets; and
•
other risks and uncertainties, including those listed under the section titled “Risk Factors” in Part II, Item 1A in this Quarterly Report.

In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “seek,” “predict,” “future,” “project,” “potential,” “continue,” “target,” “contemplate,” “possible,” “can,” or the negative of these terms or other comparable terminology, and similar expressions, although not all forward-looking statements contain these identifying words. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Summary of Material and Other Risks Associated With our Business” below and under the caption “Risk Factors” in our filings with the Securities and Exchange Commission (the “SEC”) and elsewhere in this Quarterly Report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report and the documents that we reference in this Quarterly Report and have filed with the SEC thereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

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

SUMMARY OF MATERIAL AND OTHER RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous risks and uncertainties and are subject to change based on various factors, including those highlighted in this section, and in the section entitled “Risk Factors” in our filings with the SEC and elsewhere in this Quarterly Report. These risks include, but are not limited to, the following:

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

The material and other risks summarized above should be read together with the text of the full risk factors and in the other information set forth in our filings with the SEC and in this Quarterly Report, including our financial statements and the related notes,

v

as well as in other documents that we file with the SEC. If any such material and other risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above or described in full are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

SEPTERNA, INC.

Condensed Balance Sheets

(In thousands, except for share and per share data)

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$71,605	$120,722
Marketable securities	275,796	270,367
Accounts receivable	10,842	10,356
Prepaid expenses and other current assets	9,815	9,519
Total current assets	368,058	410,964
Marketable securities, non-current	174,691	157,569
Property and equipment, net	4,328	4,434
Operating lease right-of-use assets	20,933	21,499
Restricted cash	905	905
Other non-current assets	773	816
Total assets	$569,688	$596,187
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,464	$10,283
Accrued expenses and other current liabilities	8,629	12,167
Deferred revenue, current	59,763	62,269
Operating lease liabilities, current	2,309	2,212
Total current liabilities	78,165	86,931
Deferred revenue, non-current	92,184	105,917
Operating lease liabilities, non-current	20,781	21,413
Other non-current liabilities	100	—
Total liabilities	191,230	214,261
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized as of March 31, 2026 and December 31, 2025; no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value per share, 500,000,000 shares authorized at March 31, 2026 and December 31, 2025; 44,916,572 and 44,806,272 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively; 75,247 and 131,224 shares subject to repurchase as of March 31, 2026 and December 31, 2025, respectively	45	45
Additional paid-in capital	554,872	548,517
Accumulated other comprehensive (loss) income	(569)	617
Accumulated deficit	(175,890)	(167,253)
Total stockholders' equity	378,458	381,926
Total liabilities and stockholders' equity	$569,688	$596,187

The accompanying notes are an integral part of these condensed financial statements.

SEPTERNA, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except for share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$26,523	$219
Operating expenses:
Research and development	29,535	19,271
General and administrative	10,288	6,858
Total operating expenses	39,823	26,129
Loss from operations	(13,300)	(25,910)
Other income, net:
Interest income	5,031	4,462
Other expense, net	(31)	(28)
Total other income, net	5,000	4,434
Loss before provision for income taxes	(8,300)	(21,476)
Provision for income taxes	(337)	—
Net loss attributable to common stockholders	$(8,637)	$(21,476)
Net loss per share attributable to common stockholders, basic and diluted	$(0.19)	$(0.49)
Weighted-average shares outstanding, basic and diluted	44,758,800	43,937,410
Comprehensive loss:
Net loss	$(8,637)	$(21,476)
Net unrealized (loss) gain on marketable securities	(1,186)	142
Total other comprehensive (loss) income	(1,186)	142
Comprehensive loss	$(9,823)	$(21,334)

The accompanying notes are an integral part of these condensed financial statements.

SEPTERNA, INC.

Condensed Statements of Stockholders’ Equity

(In thousands, except for shares data)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss (Income)	Deficit	Equity
Balance at December 31, 2025	44,806,272	$45	$548,517	$617	$(167,253)	$381,926
Issuance of common stock upon exercise of stock options	110,300	—	335	—	—	335
Vesting of restricted common stock	—	—	5	—	—	5
Stock-based compensation expense	—	—	6,015	—	—	6,015
Net unrealized loss on marketable securities	—	—	—	(1,186)	—	(1,186)
Net loss	—	—	—	—	(8,637)	(8,637)
Balance at March 31, 2026	44,916,572	$45	$554,872	$(569)	$(175,890)	$378,458

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2024	44,422,505	$44	$538,321	$56	$(118,374)	$420,047
Issuance of common stock upon exercise of stock options	25,930	—	66	—	—	66
Vesting of restricted common stock	—	—	5	—	—	5
Stock-based compensation expense	—	—	1,482	—	—	1,482
Net unrealized gain on marketable securities	—	—	—	142	—	142
Net loss	—	—	—	—	(21,476)	(21,476)
Balance at March 31, 2025	44,448,435	$44	$539,874	$198	$(139,850)	$400,266

The accompanying notes are an integral part of these condensed financial statements.

SEPTERNA, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(8,637)	$(21,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	421	397
Non-cash operating lease expense	566	516
Stock-based compensation	6,015	1,482
Accretion of discounts, net	(755)	(965)
Other	3	(11)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(294)	(488)
Accounts receivable	(486)	(79)
Other non-current assets	43	(9)
Accounts payable	(2,302)	1,186
Accrued expenses and other current liabilities	(3,533)	(3,446)
Deferred revenue	(16,239)	—
Operating lease, net	(535)	(450)
Other non-current liabilities	100	—
Net cash used in operating activities	(25,633)	(23,343)
Cash flows from investing activities:
Purchases of property and equipment	(832)	(382)
Purchases of marketable securities	(105,230)	(49,715)
Maturities of marketable securities	82,245	45,223
Net cash used in investing activities	(23,817)	(4,874)
Cash flows from financing activities:
Proceeds from exercise of stock options	333	66
Net cash provided by financing activities	333	66
Net decrease in cash, cash equivalents and restricted cash	(49,117)	(28,151)
Cash, cash equivalents and restricted cash, beginning of period	121,627	239,101
Cash, cash equivalents and restricted cash, end of period	$72,510	$210,950

Cash, Cash Equivalents and Restricted Cash:

	As of March 31,
	2026	2025
Cash and cash equivalents	$71,605	$210,045
Restricted cash	905	905
Total cash, cash equivalents and restricted cash at end of period	$72,510	$210,950

The accompanying notes are an integral part of these condensed financial statements.

x

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

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) stated in U.S. dollars and include all adjustments necessary for the fair presentation of the Company’s interim financial information.

The condensed balance sheet data at December 31, 2025 was derived from the audited financial statements included in Septerna’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the Securities and Exchange Commission (“SEC”) on March 9, 2026. These interim unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Liquidity and Capital Resources

The accompanying unaudited condensed financial statements have been prepared assuming the Company will continue as a going concern, which assumes that the Company will realize its assets and satisfy its liabilities in the normal course of business.

As of March 31, 2026, the Company had cash, cash equivalents and marketable securities of $522.1 million, which the Company believes will be sufficient to fund its planned operations for a period of, at least, twelve months following the date of filing of this report.

Significant Accounting Policies

During the three months ended March 31, 2026, there were no changes to the Company’s significant accounting policies as described in Note 2 of the audited financial statements for the year ended December 31, 2025.

Recently Adopted Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset in developing reasonable and supportable forecasts during the application of the current expected credit loss model for current accounts receivable and current contract assets arising from transactions under ASC 606. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company determined there is no impact of adopting ASU 2025-05 as it does not develop forecasts as part of estimating expected credit losses.

SEPTERNA, INC.

Notes to UNAUDITED Condensed Financial Statements (CONTINUED)

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of March 31,	As of December 31,
	2026	2025
Prepaid expenses	$5,917	$4,622
Interest receivable	3,448	3,384
Prepaid bonus	340	361
Other current assets	110	1,152
Prepaid expenses and other current assets	$9,815	$9,519

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	As of March 31,	As of December 31,
	2026	2025
Lab equipment	$6,761	$6,339
Furniture, fixtures, and office equipment	1,222	1,222
Leasehold improvements	717	717
Computer equipment	401	401
Construction in progress	—	107
Total property and equipment	9,101	8,786
Less: Accumulated depreciation and amortization	(4,773)	(4,352)
Property and equipment, net	$4,328	$4,434

Depreciation and amortization expense was $0.4 million for each of the three month periods ended March 31, 2026 and 2025.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of March 31,	As of December 31,
	2026	2025
Accrued research and development expense	$4,932	$5,179
Accrued employee compensation expense	1,621	5,606
Accrued general and administrative expense	912	915
Employee stock purchase plan liability	801	319
Other current liabilities	363	148
Accrued expenses and other current liabilities	$8,629	$12,167

SEPTERNA, INC.

Notes to UNAUDITED Condensed Financial Statements (CONTINUED)

Note 3. Revenue

Novo Collaboration Agreement

On May 13, 2025, the Company and Novo entered into a global Collaboration and License Agreement (the “Novo Collaboration Agreement”). Under the Novo Collaboration Agreement, the Company is exclusively collaborating with Novo to leverage the Company’s proprietary Native Complex Platform® to discover, develop and commercialize multiple potential oral small molecule therapies for metabolic-related diseases based on certain specified molecular targets. The collaboration objective is to discover and develop several novel mono-, dual-, or triple-acting oral small molecule drug candidates directed across five GPCRs, including the GLP-1, GIP, and glucagon receptors (the “Collaboration Targets”). The collaboration included the Company's most advanced preclinical metabolic program focused on developing an oral small molecule agonist to the GIP receptor.

After the Novo Collaboration Agreement became effective on July 1, 2025, the Company and Novo commenced four simultaneous research and development programs (each an “R&D Program”) with each pursuing one or more Collaboration Targets from discovery through development candidate selection. Beginning with investigational new drug-enabling activities, Novo will then be responsible for all further global development and commercialization for each product candidate at its sole cost and expense. Subject to certain limitations, Novo has the right to modify the research plans and explore additional combinations of the existing Collaboration Targets for one or more of such R&D Programs provided that no more than four R&D Programs will be pursued simultaneously. Novo reimburses the Company for 100% of the fully burdened costs arising from all research and development activities undertaken by the Company under the Novo Collaboration Agreement. Novo is also responsible for all commercialization costs subject to the Company's profit and loss share option described below for up to one program under the collaboration.

Under the terms of the Novo Collaboration Agreement, the Company will provide Novo with exclusive licenses to enable Novo to develop and commercialize products directed at the Collaboration Targets. The Company retains all other rights to its Native Complex Platform® and all of its other research and development programs.

In July 2025, Novo paid the Company a one-time, non-refundable upfront payment of $195.0 million. For each R&D Program, the Company is also eligible to receive up to approximately $498.0 million in research, development, regulatory, and commercial milestone payments. In addition, the Company is entitled to escalating, tiered royalties ranging from mid-to-high single-digits based on global product sales on a country-by-country and product-by-product basis with respect to a R&D Program until the later of ten years after the date of first commercial sale of the first product in such R&D Program in such country, expiration of specified patent rights covering such product in such country or the expiration of specified regulatory exclusivity for the first product in such R&D Program in such country. The royalty payments are subject to certain step-down provisions including reductions due to valid patent claim expiration, generic product market share on a country-by-country basis, payments made under certain licenses for third party intellectual property and application of Inflation Reduction Act maximum fair price provisions (with such cumulative reductions in most cases subject to a royalty reduction floor). Subject to certain terms, conditions and limitations, the Company holds an option to elect a profit and loss sharing arrangement (in lieu of milestones and royalties) for one product candidate under the Novo Collaboration Agreement, which must be exercised by the Company within a specified time period following completion of either IND-enabling studies or the first Phase 1 clinical trial for such product (the "Profit Share Option").

The Company periodically assesses the probability of receiving payments from achieving the research and development, collaboration target, and regulatory milestones, and includes the milestone amounts in the transaction price when they are considered probable. As of March 31, 2026, the Company determined that two discovery research milestones became probable of achievement. As a result, $2.0 million of milestone consideration was included in the transaction price and allocated to the performance obligations to which they relate. Revenue associated with these milestones is recognized over time using an input method, as discussed further below. Although the Company's contractual right to payment associated with these two collaboration milestones has not yet arisen under the Novo Agreement, recognition of milestones consideration within the allocated transaction price, and recognition of revenue during the three months ended March 31, 2026 March 31, 2026 is appropriate in accordance with ASC 606.

No royalty revenue has been recognized and the Profit Share Option was deemed improbable with no amount recognized for repayment of certain reimbursements to Novo as of March 31, 2026.

Royalties and commercial sale milestones are recognized when the subsequent sales occur based on the sales or usage-based royalty exception. The Company also periodically reassesses the probability of exercising the Profit Share Option.

The Company recognizes revenue related to the combined license and research services performance obligations and the manufacturing performance obligation over time using the input method. Under the input method, the extent of progress towards completion is measured based on the ratio of actual cost incurred to date to the total estimated cost at completion of the performance obligations, which the Company believes best measures its progress towards satisfying the performance obligations.

SEPTERNA, INC.

Notes to UNAUDITED Condensed Financial Statements (CONTINUED)

The following table presents revenue recognized, transaction price including the portion associated with the milestones that are probable, and estimated revenue expected to be recognized in the future as of March 31, 2026 (in thousands):

Transaction Price
Combined license, research and manufacturing services	$247,846
Material right	41,190
Discovery research milestones(1)	2,000
Total transaction price(2)	$291,036
Revenue recognized(3)	(71,900)
Unrecognized transaction price as of March 31, 2026	$219,136

_____________________

(1)
As of March 31, 2026, the Company determined that two discovery research milestones became probable of achievement. Accordingly, the Company recognized these milestones within the transaction price. The milestones recognized within the transaction price are allocated to the applicable R&D Program performance obligations to which they relate and are recognized as revenue using the input method.
(2)
Comprised of the allocation of the $195.0 million one-time, non-refundable upfront payment, of which $153.8 million was allocated to the four R&D programs and manufacturing services and $41.2 million was allocated to the material right. In addition, $94.0 million of variable consideration related to estimated research and manufacturing services for the four R&D Programs, and $2.0 million of variable consideration related to the two milestones deemed probable of achievement was allocated to the transaction price as of March 31, 2026.
(3)
For the three months ended March 31, 2026, the Company recognized revenue of $26.5 million, which was comprised of $10.3 million variable consideration related to research services for the four R&D Programs and manufacturing services, $15.7 million recognition of deferred revenue for the one-time, non-refundable upfront payment, and $0.5 million milestone revenue recognized on the two milestones discussed above. The Company recognized $26.8 million of the one-time, non-refundable upfront payment and $18.6 million variable considerations related to research services for the four R&D Programs and manufacturing services during the year ended December 31, 2025.

Amounts due to the Company for satisfying the revenue recognition criteria or that are contractually due based upon the terms of the Novo Collaboration Agreement are recorded as accounts receivable in the Company’s condensed balance sheets. Contract liabilities consist of amounts received prior to satisfying the revenue recognition criteria, which are recorded as deferred revenue in the Company’s condensed balance sheets.

The following table summarizes the changes in deferred revenue (in thousands):

Balance at January 1, 2026	$168,186
Recognized in revenue during the three months ended March 31, 2026	(15,708)
Netting against contract asset(1)	(531)
Balance at March 31, 2026(2)	$151,947

_____________________

(1)
During the three months ended March 31, 2026, the Company recognized $0.5 million of milestone revenue as described above and recorded a related contract asset as the contractual right to payment associated with the discovery research milestones under the Novo Collaboration Agreement had not arisen. In accordance with ASC 606, contract assets and liabilities associated within an agreement are considered interdependent and are recorded net in the condensed balance sheets. Accordingly, the contract asset was netted against the deferred revenue balance as of March 31, 2026.
(2)
Comprised of $59.8 million of deferred revenue, current and $92.2 million of deferred revenue, non-current, which is expected to be recognized over approximately 3.3 years. As of March 31, 2026, all of the Company's performance obligations associated with its deferred revenue balances are outstanding.

As of March 31, 2026 and December 31, 2025, the Company’s accounts receivable was entirely attributed to Novo, and no allowance for credit loss was recorded related to accounts receivable.

SEPTERNA, INC.

Notes to UNAUDITED Condensed Financial Statements (CONTINUED)

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

The fair value measurements of the Company’s cash equivalents and marketable securities are identified at the following levels within the fair value hierarchy (in thousands):

	March 31, 2026
		Fair Value Measurement
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$48,411	$48,411	$—	$—
Commercial paper	15,978	—	15,978	—
Corporate securities	2,266	—	2,266	—
Marketable securities, current:
U.S. treasury securities	151,153	—	151,153	—
Corporate securities	62,820	—	62,820	—
Commercial paper	43,351	—	43,351	—
U.S. government agency securities	18,472	—	18,472	—
Marketable securities, non-current:
U.S. treasury securities	126,328	—	126,328	—
Corporate securities	32,682	—	32,682	—
U.S. government agency securities	15,681	—	15,681	—
Total measured at fair value	$517,142	$48,411	$468,731	$—

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

Marketable Securities

As of March 31, 2026 and December 31, 2025, the Company’s marketable securities consist of debt securities, including U.S. Treasury and agency securities, corporate debt securities and commercial paper. These marketable securities are carried at fair value and are included in the tables above. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. At each reporting date, the Company evaluates securities with unrealized losses to determine whether such losses, if any, are due to credit-related factors. The Company evaluates, among others, whether the Company has the intention to sell any of these marketable securities and whether it is not more likely than not that the Company will be required to sell any of them before recovery of the amortized cost basis. Neither of these criteria were met at March 31, 2026 or December 31, 2025. The credit ratings of the securities held remain of the highest quality. Moreover, the Company continues to receive payments of interest and principal as they become due, and the Company's expectation is that those payments will continue to be received timely. Based on this evaluation, as of March 31, 2026 and December 31, 2025, the Company determined that unrealized losses of its marketable securities were primarily attributable to changes in interest rates and non-credit related factors. As such, no allowances for credit losses were recorded at March 31, 2026 or December 31, 2025.

Interest receivable as of March 31, 2026 and December 31, 2025 was $3.4 million and is recorded as a component of prepaid expenses and other current assets on the Company’s condensed balance sheets.

As of March 31, 2026 and December 31, 2025, all marketable securities in an unrealized loss position had been in an unrealized loss position for less than 12 months. As of March 31, 2026, the Company held 167 marketable securities in an unrealized loss position. As of December 31, 2025, the Company held 44 marketable securities in an unrealized loss position.

SEPTERNA, INC.

Notes to UNAUDITED Condensed Financial Statements (CONTINUED)

As of March 31, 2026, the following table summarizes the amortized cost and the unrealized gains (losses) of the marketable securities presented within marketable securities and cash equivalents (in thousands):

	Remaining				Aggregate
	Contractual				Estimated Fair
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Value
U.S. treasury securities	Less than 1	$151,062	$124	$(33)	$151,153
Corporate securities	Less than 1	65,210	—	(124)	65,086
Commercial paper	Less than 1	59,348	—	(19)	59,329
U.S. government agency securities	Less than 1	18,465	8	(1)	18,472
Total maturity less than 1 year		294,085	132	(177)	294,040
U.S. treasury securities	1 to 2	126,680	17	(369)	126,328
Corporate securities	1 to 2	32,802	4	(124)	32,682
U.S. government agency securities	1 to 2	15,733	—	(52)	15,681
Total		$469,300	$153	$(722)	$468,731

As of December 31, 2025, the following table summarizes the amortized cost and the unrealized gains (losses) of the marketable securities presented within marketable securities and cash equivalents (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Commercial paper	Less than 1	$117,939	$17	$(9)	$117,947
U.S. treasury securities	Less than 1	141,688	296	—	141,984
Corporate securities	Less than 1	34,755	14	(6)	34,763
U.S. government agency securities	Less than 1	27,992	34	—	28,026
Total maturity less than 1 year		322,374	361	(15)	322,720
U.S. treasury securities	1 to 2	117,376	257	(1)	117,632
Corporate securities	1 to 2	35,699	24	(10)	35,713
U.S. government agency securities	1 to 2	4,223	2	(1)	4,224
Total		$479,672	$644	$(27)	$480,289

As of March 31, 2026, the following table summarizes marketable securities in an unrealized loss position (in thousands):

	Remaining Contractual Maturity (in years)	Fair Value	Gross Unrealized Loss
Corporate securities	Less than 1	$64,093	$(124)
Commercial paper	Less than 1	57,636	(19)
U.S. treasury securities	Less than 1	49,876	(33)
U.S. government agency securities	Less than 1	6,060	(1)
Total maturity less than 1 year		177,665	(177)
U.S. treasury securities	1 to 2	115,720	(369)
Corporate securities	1 to 2	29,168	(124)
U.S. government agency securities	1 to 2	15,681	(52)
Total		$338,234	$(722)

SEPTERNA, INC.

Notes to UNAUDITED Condensed Financial Statements (CONTINUED)

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

The maximum potential amount of future payments that the Company could be required to make under these provisions is not determinable; however, the Company currently holds director and officer liability insurance. This insurance limits the Company’s exposure and may enable it to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification obligations is minimal. In addition, the Company is not currently aware of any indemnification claims that could have a material effect on its condensed financial statements. Accordingly, the Company did not record any liabilities associated with these indemnification rights and agreements as of March 31, 2026 and December 31, 2025.

Note 6. Common Stock

As of March 31, 2026 and December 31, 2025, the Company was authorized to issue 500.0 million shares of common stock, par value $0.001 per share.

The Company reserved the following shares of common stock, on an as-converted basis, for future issuance:

	As of March 31,	As of December 31,
	2026	2025
Options issued and outstanding	6,295,470	4,378,484
Shares reserved for future grants under 2024 Stock Option and Incentive Plan and 2026 Inducement Plan	4,970,667	4,257,640
Shares reserved for issuance under 2024 Employee Stock Purchase Plan	620,613	251,211
	11,886,750	8,887,335

At-the-Market Equity Program

In March 2026, the Company entered into an ATM Equity OfferingSM Sales Agreement (the “Sales Agreement”) with BofA Securities, Inc., acting as the Company’s sales agent and/or principal (the “Sales Agent”), with respect to an “at-the-market offering” program pursuant to which the Company may, from time to time, at its sole discretion, issue and sell shares of its common stock having an aggregate offering price of up to $150.0 million through the Sales Agent (the “ATM Program”). Pursuant to the Sales Agreement, any shares will be sold pursuant to the automatic shelf registration statement on Form S-3ASR (File No. 333-294185) filed with the SEC on March 10, 2026, which became automatically effective upon filing, including the base prospectus and the sales agreement prospectus contained therein. As of March 31, 2026, the Company had not sold any shares of its common stock under the ATM Program.

Note 7. Stock-Based Compensation

Stock Plans

In October 2024, the Company’s board of directors adopted, and its stockholders approved, the 2024 Stock Option and Incentive Plan (the “2024 Plan”), which became effective immediately prior to the effective date of the Company's initial public offering (“IPO”) and superseded the Company’s 2021 Stock Option and Grant Plan, as amended (the “2021 Plan”) (together, the “Stock Plans”).

On January 1, 2026, the number of shares of common stock available under the 2024 Plan increased by 2.2 million shares pursuant to an evergreen provision of the 2024 Plan. As of March 31, 2026, there were 4.6 million shares available for issuance under the 2024 Plan.

SEPTERNA, INC.

Notes to UNAUDITED Condensed Financial Statements (CONTINUED)

Inducement Plan

In February 2026, the Company’s board of directors adopted the 2026 Inducement Plan (the “Inducement Plan”). The Inducement Plan initially reserved 0.5 million shares of common stock to be issued exclusively for grants of equity-based awards to individuals who were not previously employees or directors of the Company, as an inducement material to such individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Marketplace Rules of the Nasdaq Stock Market. The Inducement Plan was adopted by the Board without stockholder approval pursuant to Rule 5635(c)(4).

As of March 31, 2026, there were 0.3 million shares available for issuance under the Inducement Plan.

2024 ESPP

In October 2024, the Company’s board of directors adopted the 2024 Employee Stock Purchase Plan (the “2024 ESPP”), which became effective immediately prior to the effective date of the Company's IPO.

On January 1, 2026, the number of shares of common stock available under the 2024 ESPP increased by 0.4 million shares pursuant to an evergreen provision of the 2024 ESPP. As of March 31, 2026, there were 0.6 million shares available for issuance under the 2024 ESPP. There were no issuances of common stock under the 2024 ESPP during the three months ended March 31, 2026. As of March 31, 2026, total unrecognized stock-based compensation expense related to ESPP was $1.4 million, which is expected to be recognized over a weighted average period of 1.0 years.

Restricted Stock Awards

The following summarizes restricted stock award activity:

	Number of Shares Outstanding	Weighted-Average Grant Date Fair Value Per Share
Balance at December 31, 2025, subject to repurchase	131,224	$1.81
Restricted stock awards vested	(55,977)	1.87
Balance at March 31, 2026, subject to repurchase	75,247	1.75

The aggregate grant date fair value of shares vested during the three months ended March 31, 2026 was $0.1 million.

Stock Options

The following summarizes stock option activity under the Stock Plans and the Inducement Plan:

	Stock Options Outstanding
	Total Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2025	4,378,484	$7.97	8.79	$87,194
Granted	2,074,850	25.44
Exercised	(110,300)	3.04
Cancelled	(47,564)	18.31
Outstanding as of March 31, 2026	6,295,470	13.73	8.92	67,796
Exercisable as of March 31, 2026	1,431,786	$6.69	7.96	$24,935

The aggregate fair value of stock options that vested during the three months ended March 31, 2026 was $4.8 million. The stock options granted in the three months ended March 31, 2026 had a weighted-average grant-date fair value per share of $20.10 and a total grant-date fair value of $41.7 million. The total intrinsic value of stock options exercised during the three months ended March 31, 2026 was $2.8 million.

SEPTERNA, INC.

Notes to UNAUDITED Condensed Financial Statements (CONTINUED)

Stock Option Valuation

The weighted-average assumptions used to value employee and non-employee stock option awards granted under the Stock Plans and the Inducement Plan using the Black Scholes option pricing model, were as follows:

	Three Months Ended March 31,
	2026	2025
Fair value of common stock	$20.10	$9.32
Risk-free interest rate	3.88%	4.35%
Expected volatility	96.3%	88.6%
Expected term (years)	6.05	5.99
Expected dividend yield	—%	—%

Stock-based Compensation Expense

Stock-based compensation expense for restricted stock awards and stock options recognized in the Company’s condensed statements of operations and comprehensive loss is presented as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development expense	$2,440	$662
General and administrative expense	3,575	820
Total stock-based compensation expense	$6,015	$1,482

As of March 31, 2026, total unrecognized stock-based compensation expense related to unvested restricted stock awards and unvested stock options was $60.5 million, which is expected to be recognized over a weighted-average period of 3.0 years.

Note 8. Related Parties

Third Rock Ventures

In August 2021, the Company entered into a service agreement (the “TRV service agreement”) with Third Rock Ventures, LLC (“TRV”), a holder of more than 5% of the Company’s outstanding capital stock, under which TRV provides consulting services to the Company. For the three months ended March 31, 2026 and 2025, the Company incurred no fees under the TRV service agreement. There were no expenses related to TRV in accrued expenses and other current liabilities on the Company’s condensed balance sheets at March 31, 2026, or December 31, 2025.

A member of the Company’s board of directors is affiliated with TRV (the “TRV Board Member”). In December 2024, the Company entered into a separate consulting agreement with the TRV Board Member, which includes cash compensation to be paid directly to the TRV Board member.

For the three months ended March 31, 2026 and 2025, the fees attributed to consulting services provided by the TRV Board Member were nominal.

During the three months ended March 31, 2026, no fees related to the TRV Board Member’s consulting services were recorded in accrued expenses and other current liabilities. As of December 31, 2025, there was a nominal expense recorded in accrued expenses and other current liabilities and a nominal outstanding accounts payable to the TRV Board Member.

Note 9. Net Loss Per Share

The Company had 6,483,046 shares of potentially dilutive securities, comprised of 6,295,470 outstanding stock options, 75,247 unvested restricted stock awards subject to repurchase, and 112,329 shares issuable under the 2024 ESPP, not included in the calculation of diluted net loss per share for the three months ended March 31, 2026 because to do so would be anti-dilutive.

Note 10. Segment Information

The Company operates in one segment, which is GPCR oral small molecule drug discovery. The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer. The measure of segment profit or loss is net loss, which is also reported on the condensed statements of operations and comprehensive loss as net loss.

SEPTERNA, INC.

Notes to UNAUDITED Condensed Financial Statements (CONTINUED)

The measure of segment assets is reported on the condensed balance sheet as total assets. The CODM uses segment net loss to monitor spending, assess performance for the Company and management, evaluate the progress of completing corporate goals, decide how to allocate resources among the Company’s clinical and pre-clinical portfolios, and make strategic decisions about business development opportunities.

The CODM is regularly provided with the following significant segment expenses:

	Three Months Ended March 31,
	2026	2025
Revenue	$26,523	$219
Employee-related expenses, excluding stock-based compensation	10,589	6,845
Stock-based compensation	6,015	1,482
External research and development expenses	14,557	10,239
External general and administrative expenses	2,506	2,652
Other segment expenses*	6,156	4,911
Total operating expenses	39,823	26,129
Loss from operations	(13,300)	(25,910)
Other income, net	5,000	4,434
Loss before provision for income taxes	(8,300)	(21,476)
Provision for income taxes	(337)	—
Net loss	$(8,637)	$(21,476)

(*) Other segment expenses include facility related and office costs, information technology costs, general laboratory costs, depreciation and amortization of property and equipment, net, and other operating expenses.

As of March 31, 2026 and December 31, 2025, all of the Company’s property and equipment was maintained in the U.S. For the three months ended March 31, 2026 and 2025, the Company’s revenue was generated from providing research services and was earned in the U.S.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim condensed financial statements and related notes included elsewhere in this Quarterly Report and audited financial statements and notes thereto as of and for the year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2025 (“Annual Report”), filed with the SEC on March 9, 2026. This discussion and other parts of this Quarterly Report contain forward-looking statements based upon current beliefs, plans, and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements of our plans, objectives, expectations, intentions, forecasts and projections. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors including, but not limited to, those set forth under the section titled “Risk Factors” and elsewhere in this Quarterly Report and in our other filings with the SEC. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and you should carefully read the section titled “Risk Factors” in this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”

Overview

We are a clinical-stage biotechnology company pioneering a new era of GPCR oral small molecule drug discovery powered by our proprietary Native Complex Platform®. Our industrial-scale platform aims to unlock the full potential of GPCR therapies and has led to the discovery and development of our deep pipeline of drug candidates focused initially on treating patients in three therapeutic areas: endocrinology, immunology and inflammation, and metabolic diseases.

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

We are advancing a deep portfolio of oral small molecule GPCR-targeted programs with novel mechanistic approaches to treat diseases across multiple therapeutic areas for patients with significant unmet needs. Our pipeline of wholly-owned and partnered programs is summarized in the figure below.

Recent Developments

•
SEP-479 PTH1R Agonist Program:
o
On April 13, 2026, we announced the dosing of the first participants in our Phase 1 clinical trial of SEP-479, our oral small molecule PTH1R agonist being developed for the treatment of patients with hypoparathyroidism. The Phase 1 clinical trial is a single-ascending dose (“SAD”) and multiple-ascending dose (“MAD”) clinical trial to evaluate the safety, tolerability, pharmacokinetics (“PK”) and pharmacodynamics (“PD”) of SEP-479 in healthy adult volunteers. The randomized, placebo-controlled Phase 1 clinical trial is expected to enroll up to 150 healthy adult participants. The SAD portion of the clinical trial will evaluate the safety and tolerability of SEP-479 at escalating oral doses. The MAD portion of the clinical trial is designed to evaluate the safety and tolerability of once-daily oral dosing of SEP-479 over multiple days of treatment, with secondary and exploratory endpoints including PK and PD, with the latter assessed by changes in endogenous PTH and serum calcium, as well as other biomarkers. We anticipate reporting data from the trial in late 2026 or early 2027.

Financial Overview

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

Our net loss was $8.6 million and $21.5 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $175.9 million. We have incurred net losses in each year since inception, except for the year ended December 31, 2023. We expect to continue to incur net losses for the foreseeable future. Our net losses may fluctuate significantly from period to period, depending on the timing and expenditures of our operational activities.

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

Our net losses may fluctuate significantly from period to period, depending upon the timing of our expenditures on research and development activities. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our accounts payable and accrued expenses and other current liabilities, which includes accrued research and development, in the condensed statements of cash flows included elsewhere in this Quarterly Report.

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

We have historically financed our operations primarily through the issuances of convertible promissory notes and convertible preferred stock, sales of our common stock, and collaboration arrangements with other companies. In March 2026, we entered into an ATM Equity OfferingSM Sales Agreement (the “Sales Agreement”) with BofA Securities, Inc., acting as our sales agent and/or principal (the “Sales Agent”) with respect to an “at-the-market offering” program pursuant to which we may, from time to time, at our sole discretion, issue and sell shares of our common stock having an aggregate offering price of up to $150.0 million through the Sales Agent (the “ATM Program”). As of March 31, 2026, we have not sold any shares of our common stock under the ATM Program.

We believe our cash, cash equivalents, and marketable securities of $522.1 million as of March 31, 2026 will be sufficient to fund our operations and capital expenditure requirements at least into 2029.

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

We conduct research and manufacturing work outside of the United States, including China, that may be affected by tariffs, including tariffs that have been or may in the future be imposed by the United States or other countries through reciprocal tariffs. While we do not currently believe tariffs will have a material impact on our business or results of operations, we will continue to carefully monitor the situation. Additionally, we continue to actively monitor macroeconomic conditions and market volatility resulting from global and national economic developments, political unrest, inflationary pressures, interest rate fluctuations, disruptions in capital markets, changes in international trade relationships, changes in or the disruptions of U.S. governmental agencies, whether from a future U.S. federal government shutdown or reduced resources, new laws and regulations or amendments to existing laws and regulations in the U.S. and foreign countries, and military conflicts, such as the recent conflict in Iran, as well as ongoing conflicts in Ukraine, and in the Middle East. While we believe such factors have had no significant impact on our business or financial results during the periods presented, future developments and potential impacts on our business are uncertain and cannot be predicted with confidence.

Collaboration, Research Services, and Asset Purchase Agreements

Novo Collaboration Agreement

In May 2025, we entered into a global Collaboration and License Agreement with Novo (the "Novo Collaboration Agreement"). Under the Novo Collaboration Agreement, we and Novo are exclusively collaborating to leverage our proprietary Native Complex Platform® to discover, develop and commercialize multiple potential oral small molecule therapies for metabolic-related diseases based on certain specified molecular targets. The collaboration objective is to discover and develop several novel mono-, dual-, or triple-acting oral small molecule drug candidates directed across five GPCRs, including the GLP-1, GIP, and glucagon receptors (the "Collaboration Targets"). The collaboration includes our most advanced preclinical metabolic program focused on developing an oral small molecule agonist to the GIP receptor. We and Novo have initially commenced four simultaneous research and development programs (each an “R&D Program”) with each pursuing one or more Collaboration Targets from discovery through development candidate selection.

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

For the three months ended March 31, 2026, our revenue was derived solely from research activities performed for Novo under the Novo Collaboration Agreement. As of March 31, 2026, our accounts receivable was entirely attributed to Novo. See Note 3 to the condensed financial statements in this Quarterly Report for additional information.

Vertex Research Service Agreement

In connection with the entry into asset purchase agreement with Vertex in September 2023, we also entered into a research service agreement with Vertex (“Vertex Research Service Agreement”) under which we agreed to perform certain exploratory research activities for Vertex. For the three months ended March 31, 2025, our revenue was derived solely from research activities performed for Vertex under the Vertex Research Service Agreement. The Vertex Research Service Agreement expired in September 2025.

Components of Results of Operations

Revenue

We have not generated any revenue from product sales and do not expect to do so in the foreseeable future. Our ability to generate product revenue, if ever, will depend on the successful development and eventual commercialization of any product candidates that we identify. If we fail to complete the development of any future product candidates in a timely manner or to obtain regulatory approval for such product candidates, our ability to generate future revenue and our results of operations and financial position would be materially adversely affected. Our revenues to date have been exclusively related to license and research and development (“R&D”) services and achievement of milestones. Our license and research service revenue consists of amounts recognized from the portions of the non-refundable upfront payment and R&D services performed by us.

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

Research and Development

Research and development expenses account for the largest component of our total operating expenses. Research and development expenses consist primarily of direct and unallocated costs incurred for the research and development of our product candidates. Our research and development expenses consist of:

•
direct costs, including:
▪
clinical program costs, which include external costs to conduct clinical trials, including costs paid to CROs, the production of clinical materials and fees paid to contract manufacturers, costs incurred in connection with clinical laboratory operations, materials and supplies;
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
•
the successful completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to FDA, European Medicines Agency (“EMA”), or any other comparable foreign regulatory authorities;
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

We expect that our general and administrative expenses will increase in absolute dollars for the foreseeable future as we continue to increase our headcount to support our business growth and to advance our research and development programs.

Other Income, Net

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and marketable securities during the period.

Other Expense, Net

Other expense, net consists primarily of changes in the fair value of our cash equivalents held in money market funds, loss on disposal of our fixed assets and foreign currency transaction gain or loss.

Provision for Income Taxes

We are subject to corporate U.S. federal and state income taxation. Our provision for income taxes is recorded in accordance with Accounting Standard Codification 740, Accounting for Income Taxes, which provides for deferred taxes using an asset and liability approach. We establish a valuation allowance against all of our net deferred tax assets. We consider all available evidence, both positive and negative, including but not limited to our historical operating results, income or loss in recent periods, cumulative losses in recent years, forecasted earnings (losses), future taxable income (loss), and significant risk and uncertainty related to forecasts, and concluded the deferred tax assets are not more likely than not to be realized.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

Our results of operations for each of the periods indicated are summarized in the table below (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Revenue	$26,523	$219	$26,304
Operating expenses:
Research and development	29,535	19,271	10,264
General and administrative	10,288	6,858	3,430
Total operating expenses	39,823	26,129	13,694
Loss from operations	(13,300)	(25,910)	12,610
Other income, net:
Interest income	5,031	4,462	569
Other expense, net	(31)	(28)	(3)
Total other income, net	5,000	4,434	566
Loss before provision for income taxes	(8,300)	(21,476)	13,176
Provision for income taxes	(337)	—	(337)
Net loss	$(8,637)	$(21,476)	$12,839

Revenue

Our total revenue of $26.5 million for the three months ended March 31, 2026 was generated from research activities performed for Novo, of which $15.7 million was recognized from deferred revenue associated with the upfront payment from Novo, $10.3 million of variable consideration related to estimated research services, and $0.5 million associated with the recognition of revenue for two discovery research milestones deemed probable of achievement as of March 31, 2026. All of our revenue for three months ended March 31, 2025 was generated from research activities performed for Vertex.

Operating Expenses

Research and Development

The following table summarizes our research and development expenses for the periods indicated by direct and unallocated costs (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Direct costs:
SEP-631 (MRGPRX2)	$2,466	$1,022	$1,444
PTH1R	2,354	4,209	(1,855)
Other programs	9,621	4,200	5,421
Unallocated costs:
Payroll-related costs	10,121	5,413	4,708
Facility-related and office costs	2,243	1,926	317
External research and development costs	918	1,246	(328)
Other costs	1,812	1,255	557
Total research and development expense	$29,535	$19,271	$10,264

Research and development expenses were $29.5 million and $19.3 million for the three months ended March 31, 2026 and 2025, respectively. The increase was primarily due to (i) $5.0 million of higher direct costs associated with our clinical, preclinical and research programs, which includes $0.3 million of lower clinical trial expenses, (ii) $4.7 million of higher employee-related costs as a result of increased headcount to support our growing our research and development activities, which includes $1.5 million of higher stock-based compensation expenses as a result of additional new grants during the period, (iii) $0.6 million in other research and development expense and (iv) $0.3 million of higher facility-related and office costs, partially offset by $0.3 million of lower expenses attributable to unallocated external research and development costs. We expect to continue to incur increased research and development expenses as we advance SEP-631, SEP-479, and other programs in our pipeline.

General and Administrative

General and administrative expenses were $10.3 million and $6.9 million for the three months ended March 31, 2026 and 2025, respectively, primarily due to $3.4 million of higher employee-related costs as a result of increased headcount to support our growing operations. This amount includes $1.9 million of higher stock-based compensation expenses as a result of additional new grants during the period.

Other Income, Net

Interest Income

Interest income was $5.0 million and $4.5 million for the three months ended March 31, 2026 and 2025, respectively. The increase was due to higher interest rates and higher balances of cash equivalents and marketable securities.

Provision for Income Taxes

We recorded $0.3 million for provision for income taxes for the three months ended March 31, 2026. We did not record any benefit or provision for income taxes for the three months ended March 31, 2025.

Liquidity and Capital Resources

Sources of Liquidity

Our net losses were $8.6 million and $21.5 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $175.9 million. We expect to continue to incur net losses for the foreseeable future. Our net losses may fluctuate significantly from period to period, depending on the timing and expenditures of our operational activities.

We have historically financed our operations primarily through the issuances of convertible promissory notes and convertible preferred stock, sales of our common stock, and strategic collaborations with other companies. In March 2026, we entered into the Sales Agreement for a $150.0 million ATM Program. As of March 31, 2026, we have not sold any of our shares of common stock under the Sales Agreement.

As of March 31, 2026, we had $522.1 million in cash, cash equivalents, and marketable securities, which, we believe, will be sufficient to fund our operations and capital expenditure requirements at least into 2029.

We do not have any material off-balance sheet arrangements other than our indemnification agreements as described in Note 5 to our unaudited condensed financial statements included elsewhere in this Quarterly Report.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(25,633)	$(23,343)
Net cash used in by investing activities	(23,817)	(4,874)
Net cash provided by financing activities	333	66
Net decrease in cash, cash equivalents and restricted cash	$(49,117)	$(28,151)

Net Cash Used in Operating Activities

Net cash used in operating activities was $25.6 million and $23.3 million for the three months ended March 31, 2026 and 2025, respectively. The net cash used in operating activities for the three months ended March 31, 2026 was due to our net loss of $8.6 million and $23.2 million of net change in operating assets and liabilities, partially offset by $6.3 million of non-cash charges for depreciation and amortization, stock-based compensation, non-cash operating lease expense and accretion of discounts, net, on marketable securities.

The net cash used in operating activities for the three months ended March 31, 2025 was due to our net loss of $21.5 million and $3.3 million of net change in operating assets and liabilities, partially offset by $1.4 million of non-cash charges for depreciation and amortization, stock-based compensation, non-cash operating lease expense, deferred income tax and accretion of discounts, net, on marketable securities.

Net Cash Used in Investing Activities

Net cash used in investing activities of $23.8 million for the three months ended March 31, 2026 was due to $105.2 million of purchases of marketable securities and $0.8 million of purchases of property and equipment, partially offset by the maturity of $82.2 million of marketable securities.

Net cash used in investing activities of $4.9 million for the three months ended March 31, 2025 was due to $49.7 million of purchases of marketable securities and $0.4 million of purchases of property and equipment, partially offset by the maturity of $45.2 million of marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.3 million for the three months ended March 31, 2026. Net cash provided by financing activities for the three months ended March 31, 2026 was due to proceeds from the exercise of stock options.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. However, the trading prices for our common stock and for other biopharmaceutical companies have been highly volatile. As a result, we may face difficulties raising capital through sales of our common stock, and such sales may be on unfavorable terms. Similarly, adverse macroeconomic conditions and market volatility resulting from global and national economic developments, concerns regarding a potential global recession, political unrest, military conflicts, such as the recent conflict in Iran and ongoing conflicts in Ukraine and in the Middle East, inflationary pressures, disruptions in capital markets, changes in international trade relationships, changes in or the disruptions of U.S. governmental agencies, whether from a future U.S. federal government shutdown or reduced resources, global health crises, or other factors could materially and adversely affect our ability to consummate an equity or debt financing on favorable terms or at all. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect existing stockholders’ rights as common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We historically financed our operations primarily through the issuances of convertible promissory notes and convertible preferred stock, sales of our common stock, and strategic collaborations with other companies. Since our inception, we have devoted substantially all of our resources to raising capital, organizing and staffing our company, business and scientific planning, conducting discovery and research and development activities, establishing, maintaining, and protecting our intellectual property portfolio, developing and progressing our product candidates and preparing for clinical trials, establishing arrangements with third parties for the manufacture of our product candidates and component materials, engaging in collaboration activities, and providing general and administrative support for these operations.

Critical Accounting Policies and Use of Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

During the three months ended March 31, 2026, there have been no material changes to our critical accounting policies and estimates as described in our Annual Report.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 1 to our condensed financial statements included elsewhere in this Quarterly Report.

Emerging Growth Company and Smaller Reporting Company Status

We qualify as “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), which permits us to take advantage of an extended transition period to comply with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of accounting standards that have different effective dates for public and private companies until those standards would otherwise apply to private companies. We have elected to use this extended transition period under the JOBS Act until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. We could be an emerging growth company until the earliest to occur: (i) the last day of the fiscal year in which we have more than $1.235 billion in annual gross revenue; (ii) the date we qualify as a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, with at least $700.0 million of equity securities held by non-affiliates; (iii) the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; or (iv) the last day of the fiscal year ending after the fifth anniversary of our IPO. Even after we no longer qualify as an emerging growth company, we may continue to qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, if either (i) the market value of our stock held by non-affiliates is less than

$250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report.

Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. For a detailed discussion of the risks and uncertainties related to our business, please refer to the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. You should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2025, together with all of the other information contained in or incorporated by reference into this Quarterly Report, including our condensed financial statements and the related notes appearing at the end of this Quarterly Report and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding to invest in our common stock. This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors. See the section titled “Special Note Regarding Forward-Looking Statements.”

Risks Related to Limited Operating History, Financial Position and Capital Requirements

We have a limited operating history and have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future.

Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biotechnology company with a limited operating history, which may make it difficult to evaluate the success of our business to date and assess our future viability. Since our inception in December 2019, we have focused primarily on organizing and staffing our company, business planning, establishing our intellectual property portfolio, raising capital, developing our proprietary and structure-based drug discovery platform, identifying and developing our product candidates, conducting research and preclinical studies, including IND-enabling studies, initiating and conducting clinical trials, and providing general and administrative support for these operations. Our approach to the discovery and development of product candidates based on our Native Complex Platform® is unproven, and we do not know whether we will be able to develop any product candidates that succeed in clinical development or commercially. Other than SEP-631 and SEP-479, all of our current product candidates and development programs are in preclinical development or in the drug discovery stages. Accordingly, we have not yet successfully completed any advanced clinical trials, demonstrated an ability to successfully obtain regulatory approvals, manufactured commercial-scale product, or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our preclinical and clinical development and ongoing operations. As a result, we are not profitable and have incurred significant losses since our inception, with the exception of the year ended December 31, 2023, and negative cash flows from operating activities and capital expenditures and expect to continue to incur significant and increasing operating losses for at least the next several years. If our product candidates are not successfully developed and approved, we may never generate any significant revenue. For the three months ended March 31, 2026 and 2025, our net losses were $8.6 million and $21.5 million, respectively. As of March 31, 2026, we had an accumulated deficit of $175.9 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive marketing approvals and begin generating revenue from product sales. We expect to continue to incur significant losses for the foreseeable future, and we expect that our expenses will increase substantially as we continue our development of, seek marketing approval for and potentially commercialize any of our product candidates, recruit and maintain key personnel and seek to identify, assess, acquire, in-license or develop additional product candidates.

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

As of March 31, 2026, we had $522.1 million in cash, cash equivalents and marketable securities. We expect that our cash, cash equivalents, and marketable securities will enable us to fund our operating expenses and capital expenditure requirements at least into 2029. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of factors currently unknown to us, and we may need to seek funding sooner than planned. Our future capital requirements will depend on many factors, including:

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

The success of our business depends primarily upon our ability to identify, develop and commercialize product candidates. We are early in our development efforts and discontinued our first Phase 1 study of our prior lead candidate, SEP-786, in 2025. Other than SEP-631, for which we presented data from the Phase 1 clinical trial at the AAAAI annual meeting on March 1, 2026, and SEP-479, for which we initiated our Phase 1 clinical trial in April 2026, our product candidates and development programs are in preclinical development or in the drug discovery stages. We have invested substantially all of our research efforts to date in developing our Native Complex Platform®, identifying potential product candidates and conducting preclinical and clinical studies. As an organization, we have limited experience in conducting and managing clinical trials necessary to obtain regulatory approvals, and we may be unable to do so for our product candidates. While we plan to continue to advance SEP-631 and SEP-479 in clinical development, and we are also planning to advance multiple lead compounds towards selection of a next-generation oral small molecule PTH1R agonist development candidate, we have not successfully completed any advanced clinical trials to date. Additionally, we have a portfolio of targets and programs that are in earlier stages of discovery or preclinical development and may never proceed to advanced clinical-stage development. If we are able to advance these other targets and programs into advanced clinical development, we do not have experience managing multiple clinical trials simultaneously, working with global clinical trials, or working in multiple different disease indications. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for, and successfully commercializing our product candidates, either alone or with third parties, and we cannot guarantee you that we will ever obtain regulatory approval for any of our product candidates. Before obtaining regulatory approval for the commercial distribution of our product candidates, we must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates.

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

Preclinical and clinical drug development is a lengthy and expensive process, with uncertain timelines and outcomes. If preclinical studies or clinical trials of our product candidates are prolonged or delayed, we may be unable to obtain required regulatory approvals, and therefore, be unable to commercialize our therapeutic candidates or any of our future therapeutic candidates on a timely basis or at all.

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

The research, clinical development, testing, quality control, safety, effectiveness, manufacturing, labeling, packaging, storage, record-keeping, advertising, promotion, marketing, import, export, distribution, post-approval monitoring, and post-approval reporting of our product candidates are subject to extensive regulation by the FDA in the United States and by comparable foreign regulatory authorities in foreign markets. In the United States, neither we nor any current or future collaborators are permitted to market our product candidates until we receive regulatory approval from the FDA. The process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications and patient population. Approval policies or regulations may change, new relevant statutes or regulations may be enacted, and the FDA, EMA and other comparable foreign regulatory authorities have substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed. Neither we nor any current or future collaborator is permitted to market any of our product candidates in the United States until we receive approval from the FDA. In February 2026, the FDA Commissioner publicly indicated that a single adequate and well-controlled pivotal clinical trial supported by confirmatory evidence will be the FDA’s default standard moving forward for novel products, rather than two such trials; this statement was not a formal agency action, and the scope, implementation and durability of this policy position remain uncertain. The FDA retains broad discretion to require additional clinical data for any product candidate, including a second adequate and well-controlled clinical trial.

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

We have limited financial and managerial resources, and to date, we have focused on research programs and product candidates within the endocrinology, immunology and inflammation, neurology and metabolic therapeutic areas. In April 2026, we announced initiation of a placebo-controlled, SAD and MAD Phase 1 clinical trial in Australia of our new PTH1R development candidate, SEP-479. Correctly prioritizing our research and development activities is particularly important for us due to the breadth of potential product candidates and indications that we believe could be pursued by leveraging our Native Complex Platform®. As a result, we may forgo or delay pursuit of opportunities with other product candidates or in other therapeutic areas that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to timely capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. We must continually assess the potential commercial viability of our research programs and product candidates, and we may decide to pause or discontinue development of any of our product candidates based upon such assessments, even if we obtain positive data from our product candidates in preclinical studies and clinical trials.

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

As ofMarch 31, 2026, we had 123 full-time employees. As we advance our research and development programs, we may need to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, biology, chemistry, manufacturing, general and administrative matters related to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must:

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

Federal agencies in the U.S., including the FDA, the SEC and other comparable regulatory authorities, operate pursuant to annual appropriations and other political and budgetary processes, and may from time to time be subject to continuing resolutions, funding lapses, or other fiscal constraints. Currently, although the FDA and many other federal agencies have funding sufficient to continue their activities through September 30, 2026, the timing and amount of future funding is unpredictable. Without appropriation of sufficient funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA, EMA, and other comparable regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, statutory, regulatory, and policy changes, and other events that may otherwise affect the FDA’s or other comparable regulatory authorities’ ability to perform routine functions. Average review times at the FDA and other comparable regulatory authorities have fluctuated in recent years and may continue to fluctuate as a result of these factors. In addition, government funding of the SEC and other U.S. government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, including executive and congressional priorities, which is inherently fluid and unpredictable. For example, the current administration has issued executive orders seeking to greatly reduce the size of the federal workforce, including through layoffs and severance packages offered to employees of federal agencies within the executive branch and independent agencies, including the FDA. Any such reduction in personnel may result in longer review times by the FDA and other agencies.

Disruptions at the FDA, the SEC and other agencies, including as a result of substantial leadership changes, personnel cuts, policy changes or otherwise, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Changes and cuts in FDA staffing have been reported by some in the pharmaceutical industry as creating delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. Also, state governments may seek to address or react to changes at the federal level with changes to their regulatory frameworks in a manner that could impact our operations.

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

A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of AI, and use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of AI and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, Europe began implementing its EU Artificial Intelligence Act (“AI Act”) in August 2024, with a significant part of the law scheduled to come into effect in August 2026. As currently enacted, the AI Act, which may be amended as part of the EU’s Digital Omnibus, imposes significant obligations on providers and deployers of AI systems, and encourages providers and deployers of AI systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on legal and risk determinations that rely on novel legal provisions that have not yet been interpreted by courts or regulators, and non-compliance can lead to significant fines.

In the United States, the AI regulatory environment is complex and uncertain. Over the past year, states have advanced, and in some cases passed, dozens of laws focusing on AI governance and regulation, including on deployment of AI in healthcare settings. At the federal level, the current administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 2025 executive order titled “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. The FDA, for example, issued guidance on the use of AI in medical devices, requiring detailed risk management and review processes to obtain approvals. If we develop or use AI systems governed by these laws or regulations, we will need to meet higher standards of data quality, transparency, monitoring and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance.

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

Additionally, the hardware, software, data and cloud computing platforms that we rely on may not continue to be available at reasonable prices, on commercially reasonable terms or at all. Any loss of the right to use any of these hardware, software, data or cloud computing platforms could significantly increase our expenses and disrupt or otherwise result in delays in the provisioning of our services until equivalent technology is either developed by us, or, if available, is identified, obtained through purchase or license and integrated into our services, and no assurance can be provided that such equivalent technology would be developed or obtained in a timely manner or at all. Moreover, as a result of the increasing use and deployment of AI technologies, infrastructure capacity requirements, including network capacity and computing power and energy requirements, may increase which could lead to an increase in serve interruptions we experience.

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

The U.S. Congress, the current administration, or any new administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business

Since the start of the current administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. Changes to U.S. policy implemented by the U.S. Congress and the current administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

As of March 31, 2026, we had 44,916,572 shares of our common stock outstanding. Shares of unvested restricted stock that were issued and outstanding will become available for sale immediately upon the vesting of such shares, as applicable, and the expiration of any applicable market stand-off or lock-up agreements. Shares issued upon the exercise of stock options pursuant to future awards that may be granted under our equity incentive or inducement plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market stand-off and lock-up agreements and Rule 144 and Rule 701 under the Securities Act.

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

In addition, we expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, in the future, we may issue additional shares of our common stock, including potentially through our at-the-market offering program, or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement, employee arrangements or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and could cause our stock price to decline.

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

We are also a “smaller reporting company” as defined in the Exchange Act, and we may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. We may continue to be a smaller reporting company even after we are no longer an emerging growth company, which would allow us to take advantage of many of the same exemptions from disclosure requirements and reduced disclosure obligations regarding executive compensation in our Annual Report and our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

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

Based on the beneficial ownership of our common stock as of March 31, 2026, our directors and executive officers, holders of 5% or more of our capital stock and their respective affiliates beneficially own a significant percentage of our outstanding common stock. These stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

Our business could be adversely affected by unstable economic and political conditions within the United States and foreign jurisdictions, including as a result of an economic downturn and geopolitical events, such as changes in or disruptions of U.S. governmental agencies, whether from a prolonged U.S. federal government shutdown or reduced resources, disruptions in capital markets, the potential for significant changes in U.S. federal policies or regulatory environment or other factors that affect the geopolitical landscape. The global credit and financial markets have also generally experienced extreme volatility and disruptions (including as a result of actual or perceived changes in interest rates, inflationary pressures and macroeconomic uncertainties), which has included severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, fluctuations in inflation rates, changes in interest rates, uncertainty about economic stability, global supply chain disruptions, and increases in unemployment rates. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur, including as a result of heightened geopolitical tensions or increasing concerns regarding a potential global recession. A severe or prolonged economic downturn could result in a variety of risks to our business, including a decrease in the demand for our product candidates and in our ability to raise additional capital when needed on acceptable terms, if at all.

The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflicts, such as the recent conflict in Iran, as well as ongoing conflicts between Russia and Ukraine, and in the Middle East, terrorism, or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Although the length and impact of the ongoing military conflicts is highly unpredictable, the ongoing conflicts between Russia and Ukraine, the United States and Iran, and in the Middle East have led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, which contributed to record inflation globally. We are continuing to monitor inflation, the situations in Ukraine and the Middle East and global capital markets and assessing their potential impact on our business, including the impact on the supply chains we rely on for the manufacture of our product and product candidates and related raw materials. Additionally, changes to policy implemented by the U.S. Congress, the current administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, the implementation of tariffs by the U.S. government has led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. For example, the BIOSECURE Act signed into law as part of the recently-enacted NDAA may restrict the ability of United States pharmaceutical companies to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the United States government. We continue to assess the legislation as it develops to determine whether it could have an effect on our contractual relationships. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

The trading market for our common stock will depend in part on the research and reports that industry or financial analysts publish about us or our business. If one or more of the analysts covering our business downgrade their evaluations of our stock or publishes inaccurate or unfavorable research about our business, the price of our stock could decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, we could lose visibility in the market for our stock, which in turn could cause our stock price and trading volume to decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds from our IPO

On October 24, 2024, our Registration Statement on Form S-1 (File No. 333-282469), as amended, relating to our IPO was declared effective by the Securities and Exchange Commission (the “Registration Statement”).Pursuant to the Registration Statement, we registered the offer and sale of 18,400,000 shares of our common stock. On October 28, 2024, we closed our IPO, pursuant to which we issued and sold 18.4 million shares of common stock at the public offering price of $18.00 per share, which included 2.4 million shares of our common stock issued and sold on October 30, 2024 to the underwriters pursuant to the full exercise of their option to purchase additional shares of our common stock, at the public offering price of $18.00 per share. Pursuant to the IPO, we received gross proceeds of $331.2 million, which resulted in net proceeds to us of $302.8 million, after deducting underwriting discounts and commissions and other offering costs payable by us of $28.4 million. J.P. Morgan Securities LLC, TD Securities (USA) LLC, Cantor Fitzgerald & Co. and Wells Fargo Securities, LLC acted as joint book-running managers for the IPO.

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

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Rule 10b5-1 Trading Plans

On March 20, 2026, Daniel Long, D.Phil., our Senior Vice President, Drug Discovery, adopted a pre-arranged trading plan for the sale, at the times and prices specified in the plan, of up to an aggregate of 45,000 shares of our common stock (comprised of shares issuable upon the exercise of option awards previously granted to Dr. Long), which plan expires at the earlier of March 31, 2027 and the date upon which all authorized transactions thereunder are completed. Dr. Long's trading plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

During the three months ended March 31, 2026, no other directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

(a) Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-42382	3.1	October 28, 2024
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-42382	3.2	October 28, 2024
10.1#*	Amended and Restated Non-Employee Director Compensation Policy, effective March 18, 2026
10.2#	Employment Agreement by and between the Registrant and Mark Wilson, dated as of January 6, 2026	10-K	001-42382	10.20	March 9, 2026
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

+ The certifications furnished in Exhibit 32.1 hereto are deemed to be furnished with this Quarterly Report and will not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to liability of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act except to the extent that the Registrant specifically incorporates it by reference into such filing.

# Indicates a management contract or any compensatory plan, contract or arrangement.

(b) Financial Statement Schedules.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Septerna, Inc.

Date: May 11, 2026	By:	/s/ Jeffrey Finer, M.D., Ph.D.
Jeffrey Finer, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2026	By:	/s/ Gil M. Labrucherie, CFA, J.D.
Gil M. Labrucherie, CFA, J.D.
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)