Form 10-Q
period 2026-06-30
Septerna, Inc.
filed 2026-08-10
CIK 1984086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 5, 2026, the registrant had 46,676,947 shares of common stock, $0.001 par value per share, outstanding.

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
•
the impact of macroeconomic and geopolitical developments (such as the ongoing conflicts in Iran, Ukraine and the Middle East) on our business, including inflationary pressures and capital market disruptions, changes in or disruptions of U.S. governmental agencies, whether from a future U.S. federal government shutdown or reduced resources, new or increased international tariffs and retaliatory tariffs, trade protection measures, economic sanctions and economic slowdowns or recessions that may result from such developments which could harm our research and development efforts as well as the value of our common stock and our ability to access capital markets; and
•
other risks and uncertainties, including those listed under the section titled “Risk Factors” in Part II, Item 1A in this Quarterly Report.

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

This Quarterly Report also contains estimates, projections and other information concerning our industry, our business and the markets for our product candidates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from our own internal estimates and research as well as from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. All of the market data used in this Quarterly Report involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. Industry publications and third-party research, surveys, and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our estimates of the potential market opportunities for our product candidates include several key assumptions based on our industry knowledge, industry publications, third-party research, and other surveys, which may be based on a small sample size and may fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions.

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
•
Even if any of our product candidates receive marketing approval, such product candidates may fail to achieve market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success, in which case we may not generate significant revenues or become profitable.
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

v

The material and other risks summarized above should be read together with the text of the full risk factors and in the other information set forth in our filings with the SEC and in this Quarterly Report, including our financial statements and the related notes, as well as in other documents that we file with the SEC. If any such material and other risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above or described in full are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

SEPTERNA, INC.

Condensed Balance Sheets

(In thousands, except for share and per share data)

(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$84,662	$120,722
Marketable securities	287,660	270,367
Accounts receivable	12,160	10,356
Prepaid expenses and other current assets	11,670	9,519
Total current assets	396,152	410,964
Marketable securities, non-current	144,191	157,569
Property and equipment, net	3,901	4,434
Operating lease right-of-use assets	20,358	21,499
Restricted cash	905	905
Other non-current assets	1,230	816
Total assets	$566,737	$596,187
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,969	$10,283
Accrued expenses and other current liabilities	12,584	12,167
Deferred revenue, current	60,354	62,269
Operating lease liabilities, current	2,409	2,212
Total current liabilities	79,316	86,931
Deferred revenue, non-current	80,043	105,917
Operating lease liabilities, non-current	20,136	21,413
Other non-current liabilities	521	—
Total liabilities	180,016	214,261
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized as of June 30, 2026 and December 31, 2025; no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value per share, 500,000,000 shares authorized at June 30, 2026 and December 31, 2025; 45,667,490 and 44,806,272 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively; 24,898 and 131,224 shares subject to repurchase as of June 30, 2026 and December 31, 2025, respectively	46	45
Additional paid-in capital	576,861	548,517
Accumulated other comprehensive (loss) income	(1,262)	617
Accumulated deficit	(188,924)	(167,253)
Total stockholders' equity	386,721	381,926
Total liabilities and stockholders' equity	$566,737	$596,187

The accompanying notes are an integral part of these condensed financial statements.

SEPTERNA, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except for share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$26,746	$119	$53,269	$338
Operating expenses:
Research and development	35,132	22,188	64,667	41,459
General and administrative	8,450	6,909	18,738	13,767
Total operating expenses	43,582	29,097	83,405	55,226
Loss from operations	(16,836)	(28,978)	(30,136)	(54,888)
Other income, net:
Interest income	4,798	4,165	9,829	8,627
Other expense, net	(23)	(25)	(54)	(53)
Total other income, net	4,775	4,140	9,775	8,574
Loss before provision for income taxes	(12,061)	(24,838)	(20,361)	(46,314)
Provision for income taxes	(973)	—	(1,310)	—
Net loss	$(13,034)	$(24,838)	$(21,671)	$(46,314)
Net loss per share, basic and diluted	$(0.29)	$(0.56)	$(0.48)	$(1.05)
Weighted-average shares outstanding, basic and diluted	45,040,075	44,165,168	44,896,601	44,051,918
Comprehensive loss:
Net loss	$(13,034)	$(24,838)	$(21,671)	$(46,314)
Net unrealized (loss) gain on marketable securities	(693)	(22)	(1,879)	120
Total other comprehensive (loss) income	(693)	(22)	(1,879)	120
Comprehensive loss	$(13,727)	$(24,860)	$(23,550)	$(46,194)

The accompanying notes are an integral part of these condensed financial statements.

SEPTERNA, INC.

Condensed Statements of Stockholders’ Equity

(In thousands, except for shares data)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2025	44,806,272	$45	$548,517	$617	$(167,253)	$381,926
Issuance of common stock upon exercise of stock options	110,300	—	335	—	—	335
Vesting of restricted common stock	—	—	5	—	—	5
Stock-based compensation expense	—	—	6,015	—	—	6,015
Net unrealized loss on marketable securities	—	—	—	(1,186)	—	(1,186)
Net loss	—	—	—	—	(8,637)	(8,637)
Balance at March 31, 2026	44,916,572	45	554,872	(569)	(175,890)	378,458
Issuance of common stock under at-the-market offering, net of commissions	380,172	1	13,781	—	—	13,782
Issuance of common stock upon exercise of stock options	246,601	—	2,173	—	—	2,173
Issuance of common stock under employee stock purchase plan	124,145	—	958	—	—	958
Vesting of restricted common stock	—	—	3	—	—	3
Stock-based compensation expense	—	—	5,074	—	—	5,074
Net unrealized loss on marketable securities	—	—	—	(693)	—	(693)
Net loss	—	—	—	—	(13,034)	(13,034)
Balance at June 30, 2026	45,667,490	$46	$576,861	$(1,262)	$(188,924)	$386,721

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	44,422,505	$44	$538,321	$56	$(118,374)	$420,047
Issuance of common stock upon exercise of stock options	25,930	—	66	—	—	66
Vesting of restricted common stock	—	—	5	—	—	5
Stock-based compensation expense	—	—	1,482	—	—	1,482
Net unrealized gain on marketable securities	—	—	—	142	—	142
Net loss	—	—	—	—	(21,476)	(21,476)
Balance at March 31, 2025	44,448,435	44	539,874	198	(139,850)	400,266
Issuance of common stock upon exercise of stock options	119,456	1	338	—	—	339
Vesting of restricted common stock	—	—	6	—	—	6
Stock-based compensation expense	—	—	1,806	—	—	1,806
Net unrealized gain on marketable securities	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(24,838)	(24,838)
Balance at June 30, 2025	44,567,891	$45	$542,024	$176	$(164,688)	$377,557

The accompanying notes are an integral part of these condensed financial statements.

SEPTERNA, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(21,671)	$(46,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	848	802
Non-cash operating lease expense	1,141	1,039
Stock-based compensation	11,089	3,288
Accretion of discounts, net	(1,217)	(1,940)
Other	(4)	(3)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,060)	(1,704)
Accounts receivable	(1,804)	20
Other non-current assets	(414)	(33)
Accounts payable	(5,797)	3,381
Accrued expenses and other current liabilities	425	(1,261)
Deferred revenue	(27,789)	—
Operating lease, net	(1,080)	(905)
Other non-current liabilities	521	—
Net cash used in operating activities	(47,812)	(43,630)
Cash flows from investing activities:
Purchases of property and equipment	(832)	(440)
Purchases of marketable securities	(152,795)	(113,560)
Maturities of marketable securities	148,222	108,340
Net cash used in investing activities	(5,405)	(5,660)
Cash flows from financing activities:
Proceeds from at-the-market offering, net of commissions	13,782	—
Proceeds from exercise of stock options	2,417	405
Proceeds from employee stock purchase plan	958	—
Net cash provided by financing activities	17,157	405
Net decrease in cash, cash equivalents and restricted cash	(36,060)	(48,885)
Cash, cash equivalents and restricted cash, beginning of period	121,627	239,101
Cash, cash equivalents and restricted cash, end of period	$85,567	$190,216
Supplemental disclosure for noncash investing and financing activities:
Stock option exercised but proceeds not yet received	$91	$—

Cash, Cash Equivalents and Restricted Cash:

	As of June 30,
	2026	2025
Cash and cash equivalents	$84,662	$189,311
Restricted cash	905	905
Total cash, cash equivalents and restricted cash at end of period	$85,567	$190,216

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

The condensed balance sheet data at December 31, 2025 was derived from the audited financial statements included in Septerna’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the Securities and Exchange Commission (“SEC”) on March 9, 2026 (the “2025 Form 10-K”). These interim unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the 2025 Form 10-K.

Liquidity and Capital Resources

The accompanying unaudited condensed financial statements have been prepared assuming the Company will continue as a going concern, which assumes that the Company will realize its assets and satisfy its liabilities in the normal course of business.

As of June 30, 2026, the Company had cash, cash equivalents and marketable securities of $516.5 million, which the Company believes will be sufficient to fund its planned operations for a period of, at least, twelve months following the date of filing of this report.

Significant Accounting Policies

During the six months ended June 30, 2026, there were no changes to the Company’s significant accounting policies as described in Note 2 of the audited financial statements for the year ended December 31, 2025.

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

In December 2025, the FASB issued ASU 2025‑11, Interim Reporting (Topic 270): Narrow-Scope Improvements. ASU 2025-11 improves clarity for interim financial reporting requirements under the existing guidance within ASC 270, Interim Reporting. ASU 2025-11 is effective for public entities with annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-11 on its financial statements and related disclosures.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of June 30,	As of December 31,
	2026	2025
Prepaid expenses	$7,436	$4,622
Interest receivable	3,778	3,384
Prepaid bonus	323	361
Other current assets	133	1,152
Prepaid expenses and other current assets	$11,670	$9,519

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	As of June 30,	As of December 31,
	2026	2025
Lab equipment	$6,761	$6,339
Furniture, fixtures, and office equipment	1,222	1,222
Leasehold improvements	717	717
Computer equipment	401	401
Construction in progress	—	107
Total property and equipment	9,101	8,786
Less: Accumulated depreciation and amortization	(5,200)	(4,352)
Property and equipment, net	$3,901	$4,434

Depreciation and amortization expense was $0.4 million and $0.8 million for both the three and six months ended June 30, 2026 and 2025, respectively.

SEPTERNA, INC.

Notes to UNAUDITED Condensed Financial Statements (CONTINUED)

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of June 30,	As of December 31,
	2026	2025
Accrued research and development expense	$7,887	$5,179
Accrued employee compensation expense	2,353	5,606
Accrued general and administrative expense	1,134	915
Accrued income taxes payable	788	—
Employee stock purchase plan liability	327	319
Other current liabilities	95	148
Accrued expenses and other current liabilities	$12,584	$12,167

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

The Company periodically assesses the probability of receiving payments from achieving the research and development, collaboration target, and regulatory milestones, and includes the milestone amounts in the transaction price when they are considered probable. During the three months ended June 30, 2026, the Company determined that four Collaboration Target milestones were achieved with a total consideration of $4.0 million. The consideration the Company received from Novo for achieving these milestones was included in the transaction price and allocated to the performance obligations to which they relate. Revenue associated with these milestones is recognized over time using an input method, as discussed further below.

SEPTERNA, INC.

Notes to UNAUDITED Condensed Financial Statements (CONTINUED)

Royalties and commercial sale milestones are recognized when the subsequent sales occur based on the sales or usage-based royalty exception. The Company also periodically reassesses the probability of exercising the Profit Share Option.

During the three and six months ended June 30, 2026, no royalty revenue or commercial milestones have been recognized, and the Profit Share Option was deemed improbable with no amount recognized for repayment of certain reimbursements to Novo as of June 30, 2026.

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

The Company commenced the Novo Collaboration Agreement in July 2025 and no revenue was recognized during the three and six months ended June 30, 2025. The following table presents revenue recognized, transaction price including the portion associated with the Collaboration Target milestones that have been achieved, and unrecognized transaction price as of June 30, 2026 (in thousands):

Transaction Price
Combined license, research and manufacturing services	$247,846
Material right	41,190
Discovery research milestones(1)	4,000
Total transaction price(2)	$293,036
Revenue recognized(3)	(98,646)
Unrecognized transaction price as of June 30, 2026	$194,390

_____________________

(1)
The Company achieved four Collaboration Target milestones during the six months ended June 30, 2026. Accordingly, the Company recognized these milestones within the transaction price. The milestones recognized within the transaction price are allocated to the applicable R&D Program performance obligations to which they relate and are recognized as revenue using the input method.
(2)
Comprised of the $195.0 million one-time, non-refundable upfront payment, of which $153.8 million was allocated to the four R&D Programs and manufacturing services and $41.2 million was allocated to the material right. In addition, $94.0 million of variable consideration related to estimated research and manufacturing services for the four R&D Programs and $4.0 million of variable consideration related to the four Collaboration Target milestones the Company has achieved was allocated to the transaction price as of June 30, 2026.
(3)
For the three months ended June 30, 2026, the Company recognized revenue of $26.7 million, which was comprised of $11.2 million recognition of variable consideration related to research services for the four R&D Programs and manufacturing services, $14.6 million recognition of deferred revenue for the one-time, non-refundable upfront payment, and $0.9 million recognition of the four Collaboration Target milestones discussed above. For the six months ended June 30, 2026, the Company recognized revenue of $53.3 million, which was comprised of $21.5 million recognition of variable consideration related to research services for the four R&D Programs and manufacturing services, $30.3 million recognition of deferred revenue for the one-time, non-refundable upfront payment, and $1.4 million recognition of the four Collaboration Target milestones discussed above. The Company recognized $26.8 million of the one-time, non-refundable upfront payment and $18.6 million variable considerations related to research services for the four R&D Programs and manufacturing services during the year ended December 31, 2025.

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

SEPTERNA, INC.

Notes to UNAUDITED Condensed Financial Statements (CONTINUED)

The following table summarizes the changes in deferred revenue (in thousands):

Balance at January 1, 2026	$168,186
Additions related to Collaboration Target milestones achieved during the six months ended June 30, 2026	4,000
Recognized in revenue during the six months ended June 30, 2026	(31,789)
Balance at June 30, 2026(1)	$140,397

_____________________

(1)
Comprised of $60.4 million of deferred revenue, current and $80.0 million of deferred revenue, non-current, which is expected to be recognized over approximately 3.0 years.

As of June 30, 2026 and December 31, 2025, the Company’s accounts receivable was entirely attributed to Novo, and no allowance for credit loss was recorded related to accounts receivable.

In July 2026, the Company completed its performance obligations for the first R&D Program and provided Novo with the first development candidate. Novo then exercised its right to commence another R&D Program as one of the four programs that can be pursued simultaneously under the collaboration.

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

SEPTERNA, INC.

Notes to UNAUDITED Condensed Financial Statements (CONTINUED)

The fair value measurements of the Company’s cash equivalents and marketable securities are identified at the following levels within the fair value hierarchy (in thousands):

	June 30, 2026
		Fair Value Measurement
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$39,182	$39,182	$—	$—
Commercial paper	29,726	—	29,726	—
Marketable securities, current:
U.S. treasury securities	153,927	—	153,927	—
Corporate securities	72,950	—	72,950	—
Commercial paper	47,762	—	47,762	—
U.S. government agency securities	13,021	—	13,021	—
Marketable securities, non-current:
U.S. treasury securities	108,645	—	108,645	—
Corporate securities	19,878	—	19,878	—
U.S. government agency securities	15,668	—	15,668	—
Total measured at fair value	$500,759	$39,182	$461,577	$—

	As of December 31, 2025
		Fair Value Measurement
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$63,736	$63,736	$—	$—
Commercial paper	50,163	—	50,163	—
Corporate securities	2,190	—	2,190	—
Marketable securities, current:
U.S. treasury securities	141,984	—	141,984	—
Commercial paper	67,784	—	67,784	—
Corporate securities	32,573	—	32,573	—
U.S. government agency securities	28,026	—	28,026	—
Marketable securities, non-current:
U.S. treasury securities	117,632	—	117,632	—
Corporate securities	35,713	—	35,713	—
U.S. government agency securities	4,224	—	4,224	—
Total measured at fair value	$544,025	$63,736	$480,289	$—

Marketable Securities

As of June 30, 2026 and December 31, 2025, the Company’s marketable securities consist of debt securities, including U.S. Treasury and agency securities, corporate securities and commercial paper. These marketable securities are carried at fair value and are included in the tables above. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. At each reporting date, the Company evaluates securities with unrealized losses to determine whether such losses, if any, are due to credit-related factors. The Company evaluates, among others, whether the Company has the intention to sell any of these marketable securities and whether it is not more likely than not that the Company will be required to sell any of them before recovery of the amortized cost basis. Neither of these criteria were met at June 30, 2026 or December 31, 2025. The credit ratings of the securities held remain of the highest quality. Moreover, the Company continues to receive payments of interest and principal as they become due, and the Company's expectation is that those payments will continue to be received timely. Based on this evaluation, as of June 30, 2026 and December 31, 2025, the Company determined that unrealized losses of its marketable securities were primarily attributable to changes in interest rates and non-credit related factors. As such, no allowances for credit losses were recorded at June 30, 2026 or December 31, 2025.

Interest receivable as of June 30, 2026 and December 31, 2025 was $3.8 million and $3.4 million, respectively, and is recorded as a component of prepaid expenses and other current assets on the Company’s condensed balance sheets.

SEPTERNA, INC.

Notes to UNAUDITED Condensed Financial Statements (CONTINUED)

As of June 30, 2026 and December 31, 2025, all marketable securities in an unrealized loss position had been in an unrealized loss position for less than 12 months. As of June 30, 2026, the Company held 201 marketable securities in an unrealized loss position. As of December 31, 2025, the Company held 44 marketable securities in an unrealized loss position.

As of June 30, 2026, the following table summarizes the amortized cost and the unrealized gains (losses) of the marketable securities presented within marketable securities and cash equivalents (in thousands):

	Remaining				Aggregate
	Contractual				Estimated Fair
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Value
U.S. treasury securities	Less than 1	$154,101	$30	$(204)	$153,927
Corporate securities	Less than 1	73,074	1	(125)	72,950
Commercial paper	Less than 1	77,524	—	(36)	77,488
U.S. government agency securities	Less than 1	13,026	—	(5)	13,021
Total maturity less than 1 year		317,725	31	(370)	317,386
U.S. treasury securities	1 to 2	109,349	—	(704)	108,645
Corporate securities	1 to 2	19,999	—	(121)	19,878
U.S. government agency securities	1 to 2	15,766	—	(98)	15,668
Total		$462,839	$31	$(1,293)	$461,577

As of December 31, 2025, the following table summarizes the amortized cost and the unrealized gains (losses) of the marketable securities presented within marketable securities and cash equivalents (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Commercial paper	Less than 1	$117,939	$17	$(9)	$117,947
U.S. treasury securities	Less than 1	141,688	296	—	141,984
Corporate securities	Less than 1	34,755	14	(6)	34,763
U.S. government agency securities	Less than 1	27,992	34	—	28,026
Total maturity less than 1 year		322,374	361	(15)	322,720
U.S. treasury securities	1 to 2	117,376	257	(1)	117,632
Corporate securities	1 to 2	35,699	24	(10)	35,713
U.S. government agency securities	1 to 2	4,223	2	(1)	4,224
Total		$479,672	$644	$(27)	$480,289

As of June 30, 2026, the following table summarizes marketable securities in an unrealized loss position (in thousands):

	Remaining Contractual Maturity (in years)	Fair Value	Gross Unrealized Loss
Corporate securities	Less than 1	$70,404	$(125)
Commercial paper	Less than 1	74,346	(36)
U.S. treasury securities	Less than 1	91,240	(204)
U.S. government agency securities	Less than 1	12,004	(5)
Total maturity less than 1 year		247,994	(370)
U.S. treasury securities	1 to 2	108,645	(704)
Corporate securities	1 to 2	19,878	(121)
U.S. government agency securities	1 to 2	15,667	(98)
Total		$392,184	$(1,293)

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

The maximum potential amount of future payments that the Company could be required to make under these provisions is not determinable; however, the Company currently holds director and officer liability insurance. This insurance limits the Company’s exposure and may enable it to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification obligations is minimal. In addition, the Company is not currently aware of any indemnification claims that could have a material effect on its unaudited condensed financial statements. Accordingly, the Company did not record any liabilities associated with these indemnification rights and agreements as of June 30, 2026 and December 31, 2025.

Note 6. Common Stock

As of June 30, 2026 and December 31, 2025, the Company was authorized to issue 500.0 million shares of common stock, par value $0.001 per share.

The Company reserved the following shares of common stock, on an as-converted basis, for future issuance:

	As of June 30,	As of December 31,
	2026	2025
Options issued and outstanding	6,002,677	4,378,484
Shares reserved for future grants under 2024 Stock Option and Incentive Plan and 2026 Inducement Plan	5,016,859	4,257,640
Shares reserved for issuance under 2024 Employee Stock Purchase Plan	496,468	251,211
	11,516,004	8,887,335

At-the-Market Equity Program

In March 2026, the Company entered into an ATM Equity OfferingSM Sales Agreement (the “Sales Agreement”) with BofA Securities, Inc., acting as the Company’s sales agent and/or principal (the “Sales Agent”), with respect to an “at-the-market offering” program under which the Company may, from time to time, at its sole discretion, issue and sell shares of its common stock having an aggregate offering price of up to $150.0 million through the Sales Agent (the “ATM Program”). Pursuant to the Sales Agreement, any shares will be sold pursuant to the automatic shelf registration statement on Form S-3ASR (File No. 333-294185) filed with the SEC on March 10, 2026, which became automatically effective upon filing, including the base prospectus and the sales agreement prospectus contained therein.

During the three and six months ended June 30, 2026, a total of 380,172 shares of common stock were sold under the ATM Program at a weighted average price of $36.34 per share, generating net proceeds of $13.8 million. Subsequently, in July 2026, the Company sold an additional 935,730 shares of common stock under the ATM Program for net proceeds of $33.7 million. Sales commissions incurred under the ATM Program were immaterial.

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

On January 1, 2026, the number of shares of common stock available under the 2024 Plan increased by 2.2 million shares pursuant to an evergreen provision of the 2024 Plan. As of June 30, 2026, there were 4.7 million shares available for issuance under the 2024 Plan.

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

As of June 30, 2026, there were 0.3 million shares available for issuance under the Inducement Plan.

2024 ESPP

In October 2024, the Company’s board of directors adopted the 2024 Employee Stock Purchase Plan (the “2024 ESPP”), which became effective immediately prior to the effective date of the Company's IPO.

On January 1, 2026, the number of shares of common stock available under the 2024 ESPP increased by 0.4 million shares pursuant to an evergreen provision of the 2024 ESPP. As of June 30, 2026, there were 0.5 million shares available for issuance under the 2024 ESPP.

During the three and six months ended June 30, 2026, the Company issued 124,145 shares at a weighted average share price of $7.72 per share under the 2024 ESPP.

Restricted Stock Awards

The following summarizes restricted stock award activity:

	Number of Shares Outstanding	Weighted-Average Grant Date Fair Value Per Share
Balance at December 31, 2025, subject to repurchase	131,224	$1.81
Restricted stock awards vested	(106,326)	1.82
Balance at June 30, 2026, subject to repurchase	24,898	1.73

The aggregate grant date fair value of shares vested during the three and six months ended June 30, 2026 was $0.1 million and $0.2 million, respectively.

SEPTERNA, INC.

Notes to UNAUDITED Condensed Financial Statements (CONTINUED)

Stock Options

The following summarizes stock option activity under the Stock Plans and the Inducement Plan:

	Stock Options Outstanding
	Total Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2025	4,378,484	$7.97	8.79	$87,194
Granted	2,331,510	26.07
Exercised	(356,901)	7.03
Cancelled	(350,416)	15.81
Outstanding as of June 30, 2026	6,002,677	14.60	8.74	113,781
Exercisable as of June 30, 2026	1,667,586	$7.95	7.97	$42,580

The aggregate fair value of stock options that vested during the three and six months ended June 30, 2026 was $4.8 million and $9.6 million, respectively. The stock options granted in the three months ended June 30, 2026 had a weighted-average grant-date fair value per share of $24.15 and a total grant-date fair value of $6.2 million. The stock options granted in the six months ended June 30, 2026 had a weighted-average grant-date fair value per share of $20.55 and a total grant-date fair value of $47.9 million. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2026 was $5.8 million and $8.6 million, respectively.

Stock Option Valuation

The weighted-average assumptions used to value employee and non-employee stock option awards granted under the Stock Plans and the Inducement Plan using the Black Scholes option pricing model, were as follows:

	Six Months Ended June 30,
	2026	2025
Fair value of common stock	$20.55	$8.06
Risk-free interest rate	3.91%	4.22%
Expected volatility	96.2%	88.6%
Expected term (years)	6.02	5.93
Expected dividend yield	—%	—%

Stock-based Compensation Expense

Stock-based compensation expense for restricted stock awards and stock options recognized in the Company’s condensed statements of operations and comprehensive loss is presented as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development expense	$2,324	$983	$4,764	$1,645
General and administrative expense	2,750	823	6,325	1,643
Total stock-based compensation expense	$5,074	$1,806	$11,089	$3,288

As of June 30, 2026, total unrecognized stock-based compensation expense related to unvested restricted stock awards and unvested stock options was $58.0 million, which is expected to be recognized over a weighted-average period of 2.9 years. As of June 30, 2026, total unrecognized stock-based compensation expense related to the 2024 ESPP was $0.7 million, which is expected to be recognized over a weighted average period of 0.9 years.

SEPTERNA, INC.

Notes to UNAUDITED Condensed Financial Statements (CONTINUED)

Note 8. Related Parties

Board Member Consulting Agreement

In December 2024, the Company entered into a consulting agreement with a member of the Company's Board of Directors, which includes cash compensation to be paid directly to the Board member. For the three and six months ended June 30, 2026, the fees attributed to consulting services provided by the Board Member were nominal and $0.1 million, respectively. For the three and six months ended June 30, 2025, the fees attributed to consulting services provided by the Board Member were nominal and $0.1 million, respectively.

As of June 30, 2026, no fees related to the Board Member’s consulting services were recorded in accrued expenses and other current liabilities or accounts payable. As of December 31, 2025, there was a nominal expense recorded in accrued expenses and other current liabilities and a nominal outstanding accounts payable to the Board Member.

Note 9. Net Loss Per Share

The Company had 6,071,300 shares of potentially dilutive securities, comprised of 6,002,677 outstanding stock options, 24,898 unvested restricted stock awards subject to repurchase, and 43,725 shares issuable under the 2024 ESPP, not included in the calculation of diluted net loss per share for the three and six months ended June 30, 2026 because to do so would be anti-dilutive.

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

The CODM is regularly provided with the following significant segment expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$26,746	$119	$53,269	$338
Employee-related expenses, excluding stock-based compensation	9,807	7,554	20,397	14,401
Stock-based compensation	5,074	1,806	11,089	3,288
External research and development expenses	20,343	11,887	34,900	22,126
External general and administrative expenses	2,025	2,492	4,531	5,144
Other segment expenses*	6,333	5,358	12,488	10,267
Total operating expenses	43,582	29,097	83,405	55,226
Loss from operations	(16,836)	(28,978)	(30,136)	(54,888)
Other income, net	4,775	4,140	9,775	8,574
Loss before provision for income taxes	(12,061)	(24,838)	(20,361)	(46,314)
Provision for income taxes	(973)	—	(1,310)	—
Net loss	$(13,034)	$(24,838)	$(21,671)	$(46,314)

(*) Other segment expenses include facility related and office costs, information technology costs, general laboratory costs, depreciation and amortization of property and equipment, net, and other operating expenses.

As of June 30, 2026 and December 31, 2025, all of the Company’s property and equipment was maintained in the U.S. For the six months ended June 30, 2026 and 2025, the Company’s revenue was generated from providing research services and was earned in the U.S.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim condensed financial statements and related notes included elsewhere in this Quarterly Report and audited financial statements and notes thereto as of and for the year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”), filed with the SEC on March 9, 2026. This discussion and other parts of this Quarterly Report contain forward-looking statements based upon current beliefs, plans, and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements of our plans, objectives, expectations, intentions, forecasts and projections. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors including, but not limited to, those set forth under the section titled “Risk Factors” and elsewhere in this Quarterly Report and in our other filings with the SEC. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and you should carefully read the section titled “Risk Factors” in this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”

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

*Partnership includes two undisclosed targets.

Recent Developments

•
SEP-479 PTH1R Agonist Program:
o
On April 13, 2026, we announced the dosing of the first participants in our Phase 1 clinical trial of SEP-479, our oral small molecule PTH1R agonist being developed for the treatment of patients with hypoparathyroidism. The Phase 1 clinical trial is a single-ascending dose (“SAD”) and multiple-ascending dose (“MAD”) clinical trial to evaluate the safety, tolerability, pharmacokinetics (“PK”) and pharmacodynamics (“PD”) of SEP-479 in healthy adult volunteers. The randomized, placebo-controlled Phase 1 clinical trial is expected to enroll up to 150 healthy adult participants. The SAD portion of the clinical trial will evaluate the safety and tolerability of SEP-479 at escalating oral doses. The MAD portion of the clinical trial is designed to evaluate the safety and tolerability of once-daily oral dosing of SEP-479 over multiple days of treatment, with secondary and exploratory endpoints including PK and PD, with the latter assessed by changes in endogenous PTH and serum calcium, as well as other biomarkers. Based on pharmacokinetic data from the ongoing Phase 1 clinical trial, the observed terminal half-life of SEP-479 is approximately three to four days, which we anticipate will support once-daily dosing. To fully characterize steady-state pharmacokinetics, dosing for the MAD cohorts will be extended to 14 days. As a result, we expect to report Phase 1 data from both the SAD and MAD cohorts in the first quarter of 2027.
•
SEP-631: Oral Small Molecule MRGPRX2 Negative Allosteric Modulator for Mast Cell-Driven Diseases
o
We had previously planned to initiate a Phase 2b global, randomized, double-blind, placebo-controlled clinical trial to evaluate safety and exploratory efficacy of SEP-631 in chronic spontaneous urticaria (“CSU”) in the second half of 2026. Based on emerging clinical data in the MRGPRX2 field, in lieu of a Phase 2b clinical trial in CSU, we are now evaluating development strategies for capital-efficient, signal-finding clinical trials for SEP-631 for mast cell driven diseases characterized by high unmet need.

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

Our net loss was $21.7 million and $46.3 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $188.9 million. We have incurred net losses in each year since inception, except for the year ended December 31, 2023. We expect to continue to incur net losses for the foreseeable future. Our net losses may fluctuate significantly from period to period, depending on the timing and expenditures of our operational activities.

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

During the three and six months ended June 30, 2026, we sold 380,172 shares of common stock under the ATM Program at a weighted average price of $36.34 per share, generating net proceeds of $13.8 million. Subsequently, in July 2026, the Company sold an additional 935,730 shares of common stock under the ATM Program for net proceeds of $33.7 million. Sales commissions incurred under the ATM Program were immaterial.

We believe our cash, cash equivalents, and marketable securities of $516.5 million as of June 30, 2026 will be sufficient to fund our operations and capital expenditure requirements at least into 2029.

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

We conduct research and manufacturing work outside of the United States, including China, that may be affected by tariffs, including tariffs that have been or may in the future be imposed by the United States or other countries through reciprocal tariffs. While we do not currently believe tariffs will have a material impact on our business or results of operations, we will continue to carefully monitor the situation. Additionally, we continue to actively monitor macroeconomic conditions and market volatility resulting from global and national economic developments, political unrest, inflationary pressures, interest rate fluctuations, disruptions in capital markets, changes in international trade relationships, changes in or the disruptions of U.S. governmental agencies, whether from a future U.S. federal government shutdown or reduced resources, new laws and regulations or amendments to existing laws and regulations in the U.S. and foreign countries, and military conflicts, such as the ongoing conflicts in Iran, Ukraine and the Middle East. While we believe such factors have had no significant impact on our business or financial results during the periods presented, future developments and potential impacts on our business are uncertain and cannot be predicted with confidence.

Collaboration, Research Services and Asset Purchase Agreements

Novo Collaboration Agreement

In May 2025, we entered into a global Collaboration and License Agreement with Novo (the "Novo Collaboration Agreement"). Under the Novo Collaboration Agreement, we and Novo are exclusively collaborating to leverage our proprietary Native Complex Platform® to discover, develop and commercialize multiple potential oral small molecule therapies for metabolic-related diseases based on certain specified molecular targets. The collaboration objective is to discover and develop several novel mono-, dual-, or triple-acting oral small molecule drug candidates directed across five GPCRs, including the GLP-1, GIP, and glucagon receptors (the "Collaboration Targets"). The collaboration includes our most advanced preclinical metabolic program focused on developing an oral small molecule agonist to the GIP receptor. We and Novo have initially commenced four simultaneous research and development programs (each an “R&D Program”) with each pursuing one or more Collaboration Targets from discovery through development candidate selection. In July 2026, we completed our performance obligations for the first R&D Program and provided Novo with the first development candidate. Novo then exercised its right to commence another R&D Program as one of the four programs that can be pursued simultaneously under the collaboration.

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

For the six months ended June 30, 2026, our revenue was derived solely from research activities performed for Novo under the Novo Collaboration Agreement. As of June 30, 2026, our accounts receivable was entirely attributed to Novo. See Note 3 to the unaudited condensed financial statements in this Quarterly Report for additional information.

Vertex Research Service Agreement

In connection with the entry into an asset purchase agreement with Vertex in September 2023, we also entered into a research service agreement with Vertex (“Vertex Research Service Agreement”) under which we agreed to perform certain exploratory research activities for Vertex. For the six months ended June 30, 2025, our revenue was derived solely from research activities performed for Vertex under the Vertex Research Service Agreement. The Vertex Research Service Agreement expired in September 2025.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2026 and 2025

Our results of operations for each of the periods indicated are summarized in the table below (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Revenue	$26,746	$119	$26,627	$53,269	$338	$52,931
Operating expenses:
Research and development	35,132	22,188	12,944	64,667	41,459	23,208
General and administrative	8,450	6,909	1,541	18,738	13,767	4,971
Total operating expenses	43,582	29,097	14,485	83,405	55,226	28,179
Loss from operations	(16,836)	(28,978)	12,142	(30,136)	(54,888)	24,752
Other income, net:
Interest income	4,798	4,165	633	9,829	8,627	1,202
Other expense, net	(23)	(25)	2	(54)	(53)	(1)
Total other income, net	4,775	4,140	635	9,775	8,574	1,201
Loss before provision for income taxes	(12,061)	(24,838)	12,777	(20,361)	(46,314)	25,953
Provision for income taxes	(973)	—	(973)	(1,310)	—	(1,310)
Net loss	$(13,034)	$(24,838)	$11,804	$(21,671)	$(46,314)	$24,643

Revenue

Our total revenue of $26.7 million for the three months ended June 30, 2026 was generated from research activities performed for Novo, of which $14.6 million was recognized from deferred revenue associated with the upfront payment from Novo, $11.2 million of variable consideration related to estimated research services, and $0.9 million associated with the recognition of revenue for four collaboration target milestones achieved as of June 30, 2026. All of our revenue for the three months ended June 30, 2025 was generated from research activities performed for Vertex.

Our total revenue of $53.3 million for the six months ended June 30, 2026 was generated from research activities performed for Novo, of which $30.3 million was recognized from deferred revenue associated with the upfront payment from Novo, $21.5 million of variable consideration related to estimated research services, and $1.4 million associated with the recognition of revenue for four collaboration target milestones achieved as of June 30, 2026. All of our revenue for the six months ended June 30, 2025 was generated from research activities performed for Vertex.

Operating Expenses

Research and Development

The following table summarizes our research and development expenses for the periods indicated by direct and unallocated costs (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Direct costs:
PTH1R	$4,936	$2,524	$2,412	$7,290	$6,733	$557
SEP-631 (MRGPRX2)	2,043	2,743	(700)	4,508	3,765	743
Partnered metabolic programs	6,600	—	6,600	12,130	—	12,130
Other discovery and preclinical programs	7,198	5,796	1,402	11,289	9,996	1,293
Unallocated costs:
Payroll-related costs	9,719	6,320	3,399	19,840	11,733	8,107
Facility-related and office costs	2,163	2,050	113	4,406	3,976	430
External research and development costs	616	1,227	(611)	1,534	2,473	(939)
Other costs	1,857	1,528	329	3,670	2,783	887
Total research and development expense	$35,132	$22,188	$12,944	$64,667	$41,459	$23,208

Research and development expenses were $35.1 million and $22.2 million for the three months ended June 30, 2026 and 2025, respectively. The increase was primarily due to $9.7 million of higher direct costs associated with our clinical, discovery and preclinical programs, which includes $6.6 million of higher costs associated with our partnered metabolic programs as we commenced our research activities for these programs in July 2025, $2.4 million of higher costs associated with the advancement of our PTH1R program into the clinic, $1.4 million of higher costs associated with our other preclinical and discovery programs as we continue to advance these programs, and $0.7 million of lower costs associated with our SEP-631 program mainly as a result of lower research and preclinical study costs. The increase was also driven by (i) $3.4 million of higher employee-related costs as a result of increased headcount to support the expansion of our research and development activities, which includes $1.3 million of higher stock-based compensation expenses as a result of additional new equity grants during the period, and (ii) $0.3 million in other research and development expense, partially offset by $0.6 million of lower unallocated external research and development costs.

Research and development expenses were $64.7 million and $41.5 million for the six months ended June 30, 2026 and 2025, respectively. The increase was primarily due to $14.7 million of higher direct costs associated with our clinical, discovery and preclinical programs, which includes $12.1 million of higher costs associated with our partnered metabolic programs as we commenced our research activities for these programs in July 2025, $1.3 million of higher costs associated with our other preclinical and discovery programs as we continue to advance these programs, and $0.7 million and $0.6 million, respectively, of higher costs associated with the advancement of our SEP-631 and PTH1R programs. The increase was also driven by (i) $8.1 million of higher employee-related costs as a result of increased headcount to support the expansion of our research and development activities, which includes $3.1 million of higher stock-based compensation expenses as a result of additional new equity grants during the period, (ii) $0.9 million in other research and development expense, and (iv) $0.4 million of higher facility-related and office costs, partially offset by $0.9 million of lower unallocated external research and development costs.

We expect research and development expenses to continue to increase as we advance SEP-631, SEP-479, and other programs in our pipeline.

General and Administrative

General and administrative expenses were $8.5 million and $6.9 million for the three months ended June 30, 2026 and 2025, respectively, primarily due to $2.0 million of higher employee-related costs as a result of increased headcount to support the growth of our operations. This amount includes $1.9 million of higher stock-based compensation expenses as a result of additional new grants during the period.

General and administrative expenses were $18.7 million and $13.8 million for the six months ended June 30, 2026 and 2025, respectively, primarily due to $5.5 million of higher employee-related costs as a result of increased headcount to support the growth of our operations. This amount includes $4.7 million of higher stock-based compensation expenses mainly as a result of additional new grants during the period.

Other Income, Net

Interest Income

Interest income was $4.8 million and $4.2 million for the three months ended June 30, 2026 and 2025, respectively. Interest income was $9.8 million and $8.6 million for the six months ended June 30, 2026 and 2025, respectively. The increase was due to higher interest rates and higher balances of cash equivalents and marketable securities.

Provision for Income Taxes

We recorded $1.0 million and $1.3 million of provision for income taxes for the three and six months ended June 30, 2026, respectively. We did not record any benefit or provision for income taxes for the three and six months ended June 30, 2025.

Liquidity and Capital Resources

Sources of Liquidity

Our net losses were $21.7 million and $46.3 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $188.9 million. We expect to continue to incur net losses for the foreseeable future. Our net losses may fluctuate significantly from period to period, depending on the timing and expenditures of our operational activities.

We have historically financed our operations primarily through the issuances of convertible promissory notes and convertible preferred stock, sales of our common stock, and strategic collaborations with other companies. In March 2026, we entered into the Sales Agreement for the ATM Program under which we may sell shares of our common stock having an aggregate offering price of up to $150.0 million. During the three and six months ended June 30, 2026, we sold 380,172 shares of common stock under the ATM Program at a weighted average price of $36.34 per share, generating net proceeds of $13.8 million. See Note 6 to the unaudited condensed financial statements in this Quarterly Report for additional information.

As of June 30, 2026, we had $516.5 million in cash, cash equivalents, and marketable securities, which, we believe, will be sufficient to fund our operations and capital expenditure requirements at least into 2029.

We do not have any material off-balance sheet arrangements other than our indemnification agreements as described in Note 5 to our unaudited condensed financial statements included elsewhere in this Quarterly Report.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(47,812)	$(43,630)
Net cash used in investing activities	(5,405)	(5,660)
Net cash provided by financing activities	17,157	405
Net decrease in cash, cash equivalents and restricted cash	$(36,060)	$(48,885)

Net Cash Used in Operating Activities

Net cash used in operating activities of $47.8 million for the six months ended June 30, 2026 was due to our net loss of $21.7 million and $38.0 million of net change in operating assets and liabilities, partially offset by $11.9 million of non-cash charges for depreciation and amortization, stock-based compensation, non-cash operating lease expense and accretion of discounts, net, on marketable securities.

Net cash used in operating activities of $43.6 million for the six months ended June 30, 2025 was due to our net loss of $46.3 million and $0.5 million of net change in operating assets and liabilities, partially offset by $3.2 million of non-cash charges for depreciation and amortization, stock-based compensation, non-cash operating lease expense and accretion of discounts, net, on marketable securities.

Net Cash Used in Investing Activities

Net cash used in investing activities of $5.4 million for the six months ended June 30, 2026 was due to $152.8 million of purchases of marketable securities and $0.8 million of purchases of property and equipment, partially offset by the maturity of $148.2 million of marketable securities.

Net cash used in investing activities of $5.7 million for the six months ended June 30, 2025 was due to $113.6 million of purchases of marketable securities and $0.4 million of purchases of property and equipment, partially offset by the maturity of $108.3 million of marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $17.2 million for the six months ended June 30, 2026 was due to $13.8 million in net proceeds from sales under the ATM Program, combined with $3.4 million in proceeds from the exercise of stock options and the purchase of shares under the employee stock purchase plan.

Net cash provided by financing activities of $0.4 million for the six months ended June 30, 2025 was due to proceeds from the exercise of stock options.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. However, the trading prices for our common stock and for other biopharmaceutical companies have been highly volatile. As a result, we may face difficulties raising capital through sales of our common stock, and such sales may be on unfavorable terms. Similarly, adverse macroeconomic conditions and market volatility resulting from global and national economic developments, concerns regarding a potential global recession, political unrest, military conflicts, such as the ongoing conflicts in Iran, Ukraine and the Middle East, inflationary pressures, disruptions in capital markets, changes in international trade relationships, changes in or the disruptions of U.S. governmental agencies, whether from a future U.S. federal government shutdown or reduced resources, global health crises, or other factors could materially and adversely affect our ability to consummate an equity or debt financing on favorable terms or at all. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect existing stockholders’ rights as common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Critical Accounting Policies and Use of Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these unaudited condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

During the six months ended June 30, 2026, there have been no material changes to our critical accounting policies and estimates as described in the 2025 Annual Report.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 1 to our unaudited condensed financial statements included elsewhere in this Quarterly Report.

Emerging Growth Company and Smaller Reporting Company Status

We currently qualify as “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), which permits us to take advantage of an extended transition period to comply with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of accounting standards that have different effective dates for public and private companies until those standards would otherwise apply to private companies. We have elected to use this extended transition period under the JOBS Act until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. We could be an emerging growth company until the earliest to occur: (i) the last day of the fiscal year in which we have more than $1.235 billion in annual gross revenue; (ii) the date we qualify as a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, with at least $700.0 million of equity securities held by non-affiliates and we are not eligible to use the requirements for “smaller reporting companies” under the revenue test; (iii) the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; or (iv) the last day of the fiscal year ending after the fifth anniversary of our IPO. Even after we no longer qualify as an emerging growth company, we may continue to qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, if either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million.

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

Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information required with respect to this item can be found under “Legal Proceedings” in Note 5 to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and is incorporated by reference into this Item 1. From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in or incorporated by reference into this Quarterly Report, including our unaudited condensed financial statements and the related notes appearing at the end of this Quarterly Report and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the information in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”) before deciding to invest in our common stock. This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors. See the section titled “Special Note Regarding Forward-Looking Statements.”

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

We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our preclinical and clinical development and ongoing operations. As a result, we are not profitable and have incurred significant losses since our inception, with the exception of the year ended December 31, 2023, and negative cash flows from operating activities and capital expenditures and expect to continue to incur significant and increasing operating losses for at least the next several years. If our product candidates are not successfully developed and approved, we may never generate any significant revenue. For the six months ended June 30, 2026 and 2025, our net losses were $21.7 million and $46.3 million, respectively. As of June 30, 2026, we had an accumulated deficit of $188.9 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive marketing approvals and begin generating revenue from product sales. We expect to continue to incur significant losses for the foreseeable future, and we expect that our expenses will increase substantially as we continue our development of, seek marketing approval for and potentially commercialize any of our product candidates, recruit and maintain key personnel and seek to identify, assess, acquire, in-license or develop additional product candidates.

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

As of June 30, 2026, we had $516.5 million in cash, cash equivalents and marketable securities. We expect that our cash, cash equivalents, and marketable securities will enable us to fund our operating expenses and capital expenditure requirements at least into 2029. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of factors currently unknown to us, and we may need to seek funding sooner than planned. Our future capital requirements will depend on many factors, including:

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
•
negotiate favorable terms in any collaboration, licensing or other arrangements into which we may enter and perform our obligations in such collaborations;
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

The success of our business depends primarily upon our ability to identify, develop and commercialize product candidates. We are early in our development efforts and discontinued our first Phase 1 study of our prior lead candidate, SEP-786, in 2025. Other than SEP-631, for which we presented data from the Phase 1 clinical trial at the AAAAI annual meeting on March 1, 2026, and SEP-479, for which we initiated our Phase 1 clinical trial in April 2026, our product candidates and development programs are in preclinical development or in the drug discovery stages. We have invested substantially all of our research efforts to date in developing our Native Complex Platform®, identifying potential product candidates and conducting preclinical and clinical studies. As an organization, we have limited experience in conducting and managing clinical trials necessary to obtain regulatory approvals, and we may be unable to do so for our product candidates. While we plan to continue to advance SEP-631 by evaluating potential clinical development strategies and to continue to advance SEP-479 in clinical development, and we are also planning to advance multiple lead compounds towards selection of a next-generation oral small molecule PTH1R agonist development candidate, we have not successfully completed any advanced clinical trials to date. Additionally, we have a portfolio of targets and programs that are in earlier stages of discovery or preclinical development and may never proceed to advanced clinical-stage development. If we are able to advance these other targets and programs into advanced clinical development, we do not have experience managing multiple clinical trials simultaneously, working with global clinical trials, or working in multiple different disease indications. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for, and successfully commercializing our product candidates, either alone or with third parties, and we cannot guarantee you that we will ever obtain regulatory approval for any of our product candidates. Before obtaining regulatory approval for the commercial distribution of our product candidates, we must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates.

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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs overseeing the conduct of such trials, by a Data Safety Monitoring Board for such trial or by the FDA, competent authorities of the EU Member States, or other comparable foreign regulatory authorities. Such regulatory authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, competent authorities of the EU Member States, or other comparable regulatory foreign authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination and approval, which may impact the costs, timing or successful completion of a clinical trial.

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

The research, clinical development, testing, quality control, safety, effectiveness, manufacturing, labeling, packaging, storage, record-keeping, advertising, promotion, marketing, import, export, distribution, post-approval monitoring, and post-approval reporting of our product candidates are subject to extensive regulation by the FDA in the United States and by comparable foreign regulatory authorities in foreign markets. In the United States, neither we nor any current or future collaborators are permitted to market our product candidates until we receive regulatory approval from the FDA. The process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications and patient population. Approval policies or regulations may change, new relevant statutes or regulations may be enacted, and the FDA, EMA and other comparable foreign regulatory authorities have substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed. Neither we nor any current or future collaborator is permitted to market any of our product candidates in the United States until we receive approval from the FDA. In February 2026, the then-FDA Commissioner publicly indicated that a single adequate and well-controlled pivotal clinical trial supported by confirmatory evidence would be the FDA’s default standard moving forward for novel products, rather than two such trials; this statement was not a formal agency action, and the scope, implementation and durability of this policy position remain uncertain. In June 2026, the FDA issued revised draft guidance clarifying how sponsors can rely on one scientifically rigorous adequate and well-controlled clinical investigation with confirmatory evidence to satisfy the statutory substantial evidence of effectiveness standard. The FDA retains broad discretion to require additional clinical data for any product candidate, including a second adequate and well-controlled clinical trial.

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

Additionally, sponsors of approved drugs and biologics must provide six months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the FDA issuing a publicly available non-compliance letter to the sponsor. The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. The policies of the FDA, EMA and other comparable foreign regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. In addition, the U.S. Supreme Court’s July 2024 decision to overturn established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which the FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes. As a result of the U.S. Supreme Court’s decision, the FDA and other agencies may be less inclined to engage in formal regulation and may rely to a greater degree on informal guidance, which may not always be susceptible to immediate challenge. We cannot predict the likelihood, nature or extent of government regulation or guidance that may arise from future court decisions, legislation, or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or guidance or the adoption of new requirements, guidance, or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

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

The scientific research that forms the basis of our efforts to develop product candidates with our platform is still ongoing. We are not aware of any FDA approved therapeutics utilizing the technology underlying our platform. Further, the scientific evidence to support the feasibility of developing therapeutic treatments based on our platform is both preliminary and limited. As a result, we are exposed to a number of unforeseen risks and it is difficult to predict the types of challenges and risks that we may encounter during development of our product candidates. For example, we have only generated limited clinical data on our prior lead candidate, SEP-786, which led us to discontinue the program, and we have generated only limited early clinical data for SEP-631, our selective, oral small molecule MRGPRX2 negative allosteric modulator. Our current data on our development pipeline is limited to animal models and preclinical cell lines, the results of which may not translate into humans. Further, relevant animal models and assays may not accurately predict the safety and efficacy of our product candidates in humans, and we may encounter significant challenges creating appropriate models and assays for demonstrating the safety and purity of our product candidates.

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

The availability and adequacy of coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors in the United States are essential for most patients to be able to afford treatments such as our products or product candidates, if approved. Our ability to achieve acceptable levels of coverage and reimbursement for drug treatments by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize our products, and potentially attract additional collaboration partners to invest in the development of our product candidates. We cannot be sure that adequate coverage and reimbursement in the United States, the EU, Australia or elsewhere will be available for our products or any products that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future. For more information, see the section titled “Business–Government Regulation–Coverage and Reimbursement” in the 2025 Annual Report.

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

We are aware of several pharmaceutical companies that have commenced clinical trials of product candidates or have successfully commercialized products addressing areas that we are targeting. Takeda Pharmaceuticals owns the rights to parathyroid hormone product (brand name NATPARA) for the treatment of hypoparathyroidism. NATPARA was voluntarily recalled due to manufacturing issues in September 2019 in the United States and is now only available to a limited number of patients through a Special Use Program offered by its manufacturer. In October 2022, Takeda Pharmaceuticals announced manufacturing of all strengths of NATPARA will be discontinued globally by the end of 2024. Ascendis Pharma received regulatory approval for a proprietary once-daily injectable PTH peptide, palopegteriparatide (brand name YORVIPATH), in Europe and the United States. In March 2024, AstraZeneca acquired Amolyt Pharma, who was developing eneboparatide, a proprietary, once-daily injectable PTH peptide, for hypoparathyroidism, reported positive results from its Phase 3 trial in May 2026. In addition, we are aware of several academic groups and companies working on making longer-acting agonists of the PTH1R. Other companies and groups are developing or commercializing therapies for hypoparathyroidism, including Calcilytix Therapeutics, Inc. (a BridgeBio Pharma, Inc. company), Entera Bio Ltd, Extend Biosciences, Inc., and MBX Biosciences, Inc. Several companies are developing clinical-stage small molecule MRGPRX2 inhibitors, including Escient Pharmaceuticals (acquired by Incyte Pharmaceuticals in April 2024), Evommune, Inc. and BioArdis LLC. Further there are several other companies pursuing therapies for chronic spontaneous urticaria addressing other receptors of interest, such a Genentech, Inc., Sanofi, Celldex Therapeutics, Inc., Jasper Therapeutics, Inc., Novartis AG, Third Harmonic Bio, Inc., and Blueprint Medicines (a Sanofi company). For TSHR, we are aware that Byondis BV and Crinetics Pharmaceuticals (which reported in July 2026 that it and Vertex Pharmaceuticals Incorporated (“Vertex”) had entered into a definitive agreement under which Vertex will acquire Crinetics Pharmaceuticals) are also working on research stage compounds, but they have not yet entered clinical development. In addition, several companies are working on other mechanisms to address Graves’ disease, such as Immunovant, Inc., and TED, including Amgen, Inc., Viridian Therapeutics, argenx SE, Roche Holding AG, Lassen Therapeutics, Inc., Tourmaline Bio, Inc. (acquired by Novartis in October 2025), Sling Therapeutics, Inc., and Acelyrin, Inc. (merged with Alumis, Inc. in May 2025). There are also several currently approved injectable products targeting incretin receptors for the treatment of obesity or type 2 diabetes (“T2D”). These include, but are not limited to, products such as Ozempic and Wegovy (semaglutide, each marketed by Novo Nordisk A/S) for T2D and obesity, respectively, Trulicity (dulaglutide, marketed by Eli Lilly and Company) for T2D, and Mounjaro and Zepbound (tirzepatide, each marketed by Eli Lilly and Company) for T2D and obesity, respectively. There are also several injectable peptide products in development pursuing similar indications with similar mechanism of actions along with combination products, including those being developed by Amgen, Inc., AstraZeneca, Boehringer Ingelheim, Eli Lilly and Company, Novo Nordisk A/S, Roche Holding AG, and Viking Therapeutics, Inc., among others. In addition, there are oral products such as Rybelsus (semaglutide, marketed by Novo Nordisk A/S) approved for patients with T2D and other oral products in development for treating obesity or T2D, including those being developed by AstraZeneca, Eli Lilly and Company, Pfizer Inc., Roche Holding AG, Structure Therapeutics Inc., and Terns Pharmaceuticals, Inc. Based on our continuing evaluations of the competitive landscape, we may decide to reallocate resources and reprioritize our development programs if we determine that a particular product candidate or target indication is no longer commercially viable or advantageous.

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

As of June 30, 2026, we had 123 full-time employees. As we advance our research and development programs, we may need to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, biology, chemistry, manufacturing, general and administrative matters related to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must:

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

We are highly dependent on our senior management team. In particular, we are highly dependent on the development and management expertise of Jeffrey Finer, M.D., Ph.D., our Chief Executive Officer, and the other principal members of our management, scientific and clinical teams. The employment agreements we have with these officers do not prevent such persons from terminating their employment with us at any time. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives. In addition, we will need to attract, retain and motivate highly qualified additional management, clinical and scientific personnel. If we are not able to retain our management and to attract, on terms acceptable to us, additional qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or grow.

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

The U.S. government has recently made statements and taken certain actions that may lead to potential changes to U.S. and international trade policies, including imposing several rounds of tariffs and export control and sanctions restrictions affecting certain products manufactured in China. Both China and the United States have each imposed tariffs indicating the potential for further trade barriers, including the U.S. Commerce Department adding numerous Chinese entities to its Unverified List, which requires U.S. exporters to go through more procedures before exporting goods to such entities. It is unknown whether and to what extent new tariffs, export controls, or other new laws or regulations will be adopted, or the effect that any such actions would have on us or our industry. For example, as described in greater detail in a risk factor below, the BIOSECURE Act may restrict certain relationships with designated “biotechnology companies of concern,” and result in supply chain disruptions or delays. Sustained uncertainty about or further escalating trade and political tensions between the U.S. and China may prevent or hinder the export of materials or technical information among us, our contract development and manufacturing organizations (“CDMOs”) and other relevant third parties, such as pharmaceutical partners, or could result in trade or retaliatory restrictions that may hinder or potentially inhibit our ability to rely on CDMOs and other service providers that operate in China. Further, regulatory or legislative action taken by the U.S. to impose restrictions on transactions with China, like the restrictions described above, could have the potential to severely restrict the ability of companies like ours to contract with Chinese biotechnology companies of concern, which could have adverse effects on the development of our product candidates and our business operations. See the risk factor titled “Risks Related to Third Party Relationships—We rely on third-party manufacturers, CROs, CMOs, and suppliers to supply, develop and test components of our product candidates. The loss of our third-party manufacturers, CROs, CMOs, or suppliers, their failure to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, or changes in methods of product candidate manufacturing, development or formulation would materially and adversely affect our business.”

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

We could incur significant costs and liabilities which may adversely affect our financial condition and operating results for failure to comply with such environmental, health, and safety laws and regulations, including, among other things, civil or criminal fines and penalties, property damage and personal injury claims, costs associated with upgrades to our facilities or changes to our operating procedures, or injunctions limiting or altering our operations.

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

In addition, we may incur substantial costs in order to comply with current or future environmental, health, and safety laws and regulations. These current or future laws and regulations, which are becoming increasingly more stringent, may impair our research, development or production efforts. Our failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

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

We have conducted, and may in the future conduct, certain of our clinical trials at centers outside of the United States. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction may be subject to conditions before being accepted, or may not be accepted at all, by the FDA or another comparable foreign regulatory authority. For example, in cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside for the United States or the applicable jurisdiction, and the FDA has discussed proposals to increase user fees for marketing applications containing certain foreign clinical data. If the FDA, the EMA, the U.K. Medicines and Healthcare products Regulatory Agency, or other foreign regulatory authorities do not accept any data generated from other jurisdictions, we would likely be required to conduct additional clinical trials, which would be costly and time consuming, and delay aspects of our development plan, which could harm our business.

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

Risks Related to Government Regulatory and Legal Requirements

Disruptions at the FDA, SEC and other U.S. government agencies caused by reduction in staffing, leadership changes, funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, or otherwise prevent those agencies from performing normal business functions on which the operation of business may relay, which could negatively impact our business.

Federal agencies in the U.S., including the FDA, the SEC and other comparable regulatory authorities, operate pursuant to annual appropriations and other political and budgetary processes, and may from time to time be subject to continuing resolutions, funding lapses, or other fiscal constraints. Currently, although the FDA and many other federal agencies have funding sufficient to continue their activities through September 30, 2026 (and a bill funding the federal government through December 4, 2026, is currently pending in the U.S. Congress), the timing and amount of future funding is unpredictable. Without appropriation of sufficient funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA, EMA, and other comparable regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, statutory, regulatory, and policy changes, and other events that may otherwise affect the FDA’s or other comparable regulatory authorities’ ability to perform routine functions. Average review times at the FDA and other comparable regulatory authorities have fluctuated in recent years and may continue to fluctuate as a result of these factors. In addition, government funding of the SEC and other U.S. government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, including executive and congressional priorities, which is inherently fluid and unpredictable. For example, the current administration has issued executive orders seeking to greatly reduce the size of the federal workforce, including through layoffs and severance packages offered to employees of federal agencies within the executive branch and independent agencies, including the FDA. Any such reduction in personnel may result in longer review times by the FDA and other agencies.

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

In the EU, we may seek to participate in the PRIority MEdicines (“PRIME”) scheme for our potential product candidates. The PRIME scheme is intended to encourage development of product candidates in areas of unmet medical need and provides accelerated assessment of product candidates representing substantial innovation, where the marketing authorization application will be made through the centralized procedure in the EU. Eligible products must target conditions for which there is an unmet medical need (i.e., no treatment option exists in the EU or the applicable product candidate can offer a major therapeutic advantage over existing treatments). Many benefits accrue to sponsors of product candidates with access to the PRIME scheme, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and the possibility of accelerated assessment of a marketing authorization application once a dossier has been submitted. There is no guarantee, however, that our potential product candidates would be deemed eligible for the PRIME scheme and even if we do participate in the PRIME scheme, where during the course of development a product no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn. PRIME eligibility does not change the standards for product approval, and there is no assurance that any such designation or eligibility will result in expedited review or approval.

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

Where appropriate, we may seek to secure approval from the FDA, EMA, or other comparable foreign regulatory authorities through the use of expedited approval pathways, such as accelerated approval. If we are unable to obtain such approvals, we may be required to conduct additional preclinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA, EMA, or other comparable foreign regulatory authorities, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA, EMA, or other comparable foreign regulatory authorities may seek to withdraw the accelerated approval.

Where possible, we plan to pursue accelerated development strategies in areas of high unmet need. We may seek an accelerated approval pathway for one or more of our product candidates from the FDA, EMA, or other comparable foreign regulatory authorities. Under the accelerated approval provisions in the Federal Food, Drug, and Cosmetic Act, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. Under FDORA, the FDA is permitted to require, as appropriate, that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date of approval for a product granted accelerated approval. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send status updates on such studies to the FDA every 180 days to be publicly posted by the agency, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. The FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress.

Prior to seeking accelerated approval, we would seek feedback from the FDA, EMA, or other comparable foreign regulatory authorities and would otherwise evaluate our ability to seek and receive such accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA or BLA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent feedback from the FDA, EMA, or other comparable foreign regulatory authorities, we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval, there can be no assurance that such application will be accepted or that any approval will be granted on a timely basis, or at all. The FDA, EMA, or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type, including, for example, if other products are approved via the accelerated pathway and subsequently converted by FDA to full approval. A failure to obtain accelerated approval or any other form of expedited development, review or approval for any of our product candidates would result in a longer time period to commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

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

Although the U.K. is regarded as a third country under the EU GDPR, the European Commission has issued a decision recognizing the U.K. as providing adequate protection under the EU GDPR, or the Adequacy Decision, and, therefore, transfers of personal data originating in the EEA to the U.K. remain unrestricted. In December 2025, the European Commission adopted a decision to extend the validity of the U.K. Adequacy Decision for six years until December 2031, determining that the U.K. continues to offer a level of data protection that is “essentially equivalent” to the EU standards. This follows the U.K.’s adoption of the Data (Use and Access) Act 2025 on June 19, 2025. The U.K. government has confirmed that personal data transfers from the U.K. to the EEA remain free flowing. The respective provisions and enforcement of the EU GDPR and U.K. GDPR may further diverge in the future and create additional regulatory challenges and uncertainties. This lack of clarity on future U.K. laws and regulations and their interaction with EU laws and regulations could add legal risk, complexity and cost to our handling of personal data and our privacy and data security compliance programs and could require us to implement different compliance measures for the U.K. and the EEA.

In the EEA, the NIS 2 Directive (“NIS 2”) is replacing the cybersecurity legal framework under the current NIS framework, aiming to ensure a high level of cybersecurity in the region. NIS 2 brings new medium and large organizations providing services in the

EEA within scope of the legal framework. It extends to additional sectors and expands the list of in-scope healthcare organizations, including to certain providers engaged in research and development of medicinal products. The new regime imposes direct obligations on management in respect of an in-scope organization's compliance with NIS 2, requires covered organizations to put in place certain cyber risk management measures, strengthens incident reporting requirements and provides supervisory authorities with a greater oversight. The majority of obligations will come into force when national legislation implementing NIS 2 becomes effective in the relevant EU Member State. EU Member States had until October 17, 2024 to transpose NIS 2 into national legislation, although some countries have still not completed the transposition. As such, the cybersecurity regulatory landscape in the EU is currently fragmented and uncertain. To the extent we are subject to NIS 2, we will require additional investment of our resources in compliance programs. Under NIS 2 companies may be subject to administrative fines of up to the higher amount of €10 million or 2% of worldwide turnover.

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

A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of AI, and use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of AI and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, the EU’s Artificial Intelligence Act (“AI Act”) entered into force on August 1, 2024. Certain provisions have already become applicable, including the prohibition on certain AI practices and obligations relating to general-purpose AI models. Most of the remaining provisions became applicable beginning on August 2, 2026, although the application of certain rules for high-risk AI systems has been deferred until December 2, 2027 (or, for certain product-embedded AI systems, deferred until August 2, 2028). As currently enacted, the AI Act, which may be amended as part of the EU’s Digital Omnibus, imposes significant obligations on providers and deployers of AI systems, and encourages providers and deployers of AI systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on legal and risk determinations that rely on novel legal provisions that have not yet been interpreted by courts or regulators, and non-compliance can lead to significant fines.

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

Additionally, the hardware, software, data and cloud computing platforms that we rely on may not continue to be available at reasonable prices, on commercially reasonable terms or at all. Any loss of the right to use any of these hardware, software, data or cloud computing platforms could significantly increase our expenses and disrupt or otherwise result in delays in the provisioning of our services until equivalent technology is either developed by us, or, if available, is identified, obtained through purchase or license and integrated into our services, and no assurance can be provided that such equivalent technology would be developed or obtained in a timely manner or at all. Moreover, as a result of the increasing use and deployment of AI technologies, infrastructure capacity requirements, including network capacity and computing power and energy requirements, may increase which could lead to an increase in service interruptions we experience.

Healthcare legislative reform measures may have a negative impact on our business and results of operations.

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval. For more information, see the section titled “Business–Government Regulation–Current and Future U.S. Healthcare Reform” in the 2025 Annual Report.

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

Healthcare providers and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors may subject us to various federal and state fraud and abuse laws and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal false claims laws and the law commonly referred to as the Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our clinical research, as well as our proposed sales and marketing programs. In addition, we may be subject to health information privacy and security laws by the federal government, the states and other jurisdictions in which we may conduct our business. For more information, see the section titled “Business–Government Regulation–Other Healthcare Laws” in the 2025 Annual Report.

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

We have a third-party collaborator for research, development and commercialization of some of our product candidates, and we may seek third-party collaborators in the future. Pharmaceutical companies are our prior and likely future collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements. If we fail to maintain our existing collaboration or fail to enter into future collaborations on commercially reasonable terms, or at all, or if such collaborations are not successful, we may not be able to execute our strategy to develop certain targets, product candidates or disease areas that we believe could benefit from the resources of either larger pharmaceutical companies or those specialized in a particular area of relevance.

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

The manufacturing process for a product candidate is subject to FDA, EMA and foreign regulatory authority review. In some cases, we, and our suppliers and manufacturers, some of which may be our sole source of supply, must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as cGMPs. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the FDA, EMA, and other comparable foreign regulatory authorities. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, EMA, and other comparable foreign regulatory authorities, we may not be able to rely on their manufacturing facilities for the manufacture of elements of our product candidates. Moreover, we do not control the manufacturing process at our contract manufacturers and are completely dependent on them for compliance with current regulatory requirements. In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations in relation to quality, timing, or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty transferring such to another third party.

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

For example, the BIOSECURE Act passed in December 2025 prohibits U.S. federal agencies from entering into or renewing a contract with any company that uses biotechnology equipment or services produced or provided by a “biotechnology company of concern” in the performance of that contract. It also prohibits loans or grant funding from U.S. federal agencies to entities that use any biotechnology equipment or services produced or provided by a “biotechnology company of concern” in the performance of the government grant or loan. As the BIOSECURE Act is recently enacted, the full effects on our industry is unknown; however, it could have the downstream effect of restricting the ability of pharmaceutical companies that enter into contracts with or receive funding from U.S. federal agencies from purchasing services or equipment from certain Chinese biotechnology companies as well as supply chain disruptions or delays. As passed in December 2025, the BIOSECURE Act did not name WuXi Biologics or WuXi AppTec as “biotechnology companies of concern”; however, under the final version, each biotechnology company that is identified by the Department of Defense as a “Chinese military company” on its so-called “1260H list” (named after Section 1260H of the NDAA for Fiscal Year 2021) will also be designated a “Biotechnology Company of Concern” (BCC) for purposes of the BIOSECURE Act. On June 6, 2026, the Department of Defense added WuXi AppTec to its Section 1260H list, wherein formal designation of WuXi AppTec as a BCC under the BIOSECURE Act will occur once the Director of the Office of Management and Budget (“OMB”) publishes the final BCC list, which is scheduled to be published no later than December 18, 2026. Once the OMB publishes this list, implementing guidance must then be issued, and the Federal Acquisition Regulation (FAR) Council must implement the BIOSECURE Act’s procurement and funding restrictions. Only sixty days after the FAR Council updates those regulations will the statutory prohibitions on federal contracts, grants, and loans take effect. The Director of OMB will thereafter review and update its BCC list at least annually, based on recommendations from those key federal Secretaries and Directors. To the extent WuXi Biologics, WuXi AppTec or other contractors we use are designated as a BCC or if we have an existing contract with a company subsequently added to the BCC list, a grandfathering provision contained within the BIOSECURE Act may allow us adequate time to identify and execute agreements with alternative contractors if necessary (although there is no guarantee the terms under which we would engage an alternative contractor would be favorable, nor is it certain how the government interprets or implements the grandfathering provision of the BIOSECURE Act). Depending on how the BIOSECURE Act is interpreted by U.S. federal agencies, or whether the BIOSECURE Act is subsequently amended, we could be potentially restricted from pursuing U.S. federal government business or government reimbursement for our products in the future if we continue to use WuXi AppTec or other suppliers or partners identified as a BCC beyond this grandfathering period.

In addition to the BIOSECURE Act, any additional executive action, legislative action, or potential sanctions with China could materially impact our work with WuXi AppTec. U.S. executive agencies have the ability to designate entities and individuals on various governmental prohibited and restricted parties lists. Depending on the designation, potential consequences can range from a comprehensive prohibition on all transactions or dealings with designated parties, or a limited prohibition on certain types of activities, such as exports and financing activities, with designated parties.

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

We have filed patent applications in both the United States and in other jurisdictions, and we anticipate that we will do so in the future, as appropriate. However, we cannot predict:

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

Composition of matter patents for pharmaceutical products provide intellectual property protection for those types of products, as such patents provide protection without regard to any method of use. We cannot be certain, however, that the claims in our pending patent applications covering the composition of matter of any of our product candidates will be considered patentable by the USPTO, or by patent offices in foreign jurisdictions, or that the claims in any of our patents that may issue will be considered valid and enforceable by courts in the United States or foreign jurisdictions. Method of use patents protect the use of a product for the specified method. We cannot be certain, however, that the claims in our pending patent applications covering methods of use of our product candidates will be considered patentable by the USPTO, or by patent offices in foreign jurisdictions, or that the claims in any of our patents that may issue will be considered valid and enforceable by courts in the United States or foreign jurisdictions. Further, this type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, once approved for therapeutic use by FDA or counterpart foreign regulatory authorities, physicians may prescribe these products “off-label” for those uses that are covered by our method of use patents. Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or enforce against.

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

Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidates we may develop and our technology, one or more U.S. patents that we license or may own in the future may be eligible for limited patent term extension under the Hatch-Waxman Amendments. Under certain circumstances the Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved product, a method for using it or a method for manufacturing it may be extended. The application for the extension must be submitted prior to the expiration of the patent for which extension is sought and within 60 days of FDA approval. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable patent term extension or the scope of patent protection afforded could be less than we request. In addition, to the extent we wish to pursue patent term extension based on a patent that we in-license from a third party, we would need the cooperation of that third party. If we are unable to obtain patent term extension or the term of any such extension is less than we request, we may be exposed earlier than projected to competition from competitive products, including generics or biosimilars following our patent expiration, and our revenue could be reduced earlier than projected. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

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
•
market conditions in the pharmaceutical and biotechnology sectors; and
•
general economic, political, industry and market conditions.

In addition, the stock market in general, and the market for pharmaceutical companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources.

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

As of June 30, 2026, we had 45,667,490 shares of our common stock outstanding. Shares of unvested restricted stock that were issued and outstanding will become available for sale immediately upon the vesting of such shares, as applicable, and the expiration of any applicable market stand-off or lock-up agreements. Shares issued upon the exercise of stock options pursuant to future awards that may be granted under our equity incentive or inducement plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market stand-off and lock-up agreements and Rule 144 and Rule 701 under the Securities Act.

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

We are currently an “emerging growth company” and a “smaller reporting company,” and the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are currently an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2022 (“Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the completion of our initial public offering (“IPO”), although circumstances could cause us to lose that status earlier, including if we are deemed to be a “large accelerated filer,” which occurs when the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30 (and we do not qualify as a smaller reporting company under the revenue test on the last day of the fiscal year), or if we have total annual gross revenue of $1.235 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an emerging growth company immediately. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

We are also currently a “smaller reporting company” as defined in the Exchange Act; however, we do not expect to be a smaller reporting company beginning with our Quarterly Report on Form 10-Q for the three months ended March 31, 2027, as a result of our June 30, 2026 public float. As a result, we will no longer be eligible to rely on certain scaled disclosure accommodations available solely to smaller reporting companies, although we expect to continue to take advantage of certain exemptions available to emerging growth companies for so long as we remain eligible. We cannot predict whether investors will find our common stock less attractive as a result of our continued reliance on certain exemptions available to emerging growth companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

We expect to lose our smaller reporting company status, which will increase our reporting and compliance obligations.

Based on our public float as of June 30, 2026, absent a rule change from the SEC, we expect to cease qualifying as a smaller reporting company following the end of fiscal year 2026. Accordingly, beginning with our Quarterly Report on Form 10-Q for the three months ending March 31, 2027, we will no longer be eligible to rely on the reduced disclosure and reporting requirements applicable to smaller reporting companies and will become subject to the disclosure requirements applicable to companies that do not qualify as smaller reporting companies. The expected loss of our smaller reporting company status may require additional management attention and may increase our legal, accounting and other compliance costs. Any failure to comply with these increased disclosure and reporting requirements could adversely affect our business, financial condition, results of operations and the trading price of our common stock.

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

Based on the beneficial ownership of our common stock as of June 30, 2026, our directors and executive officers, holders of 5% or more of our capital stock and their respective affiliates beneficially own a significant percentage of our outstanding common stock. These stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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
•
expressly authorize our board of directors to make, alter, amend or repeal our amended and restated bylaws; and
•
require supermajority votes of the holders of our common stock to amend specified provisions of our amended and restated certificate of incorporation and amended and restated bylaws.

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

The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflicts, such as the ongoing conflicts in Iran, Ukraine and the Middle East, terrorism, or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Although the length and impact of the ongoing military conflicts is highly unpredictable, the ongoing conflicts in Iran, Ukraine and the Middle East have led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, which contributed to record inflation globally. We are continuing to monitor inflation, the hostilities between the United States and Iran, as well as the situations in Ukraine and the Middle East and global capital markets and assessing their potential impact on our business, including the impact on the supply chains we rely on for the manufacture of our product and product candidates and related raw materials. Additionally, changes to policy implemented by the U.S. Congress, the current administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, the implementation of tariffs by the U.S. government has led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. For example, the BIOSECURE Act signed into law as part of the recently-enacted NDAA may restrict the ability of United States pharmaceutical companies to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the United States government. We continue to assess the legislation as it develops to determine whether it could have an effect on our contractual relationships. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

In addition, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters. For example, the SEC has issued rules that require companies to provide significantly expanded climate-related disclosures in their periodic reporting. The new climate disclosure rules were the subject of multiple legal challenges, and the SEC voluntarily stayed the climate disclosure rules, and on May 29, 2026, the SEC proposed the rescission of these rules. Even if the SEC rules are not rescinded or otherwise do not become effective, states or ex-U.S. jurisdictions in which we currently or may in the future operate may also have or adopt ESG or climate-related disclosure rules requiring similar or broader disclosure obligations. These and other changes in stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, our business partners may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.

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

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Rule 10b5-1 Trading Plans

During the three months ended June 30, 2026, no directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

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

Septerna, Inc.

Date: August 10, 2026	By:	/s/ Jeffrey Finer, M.D., Ph.D.
Jeffrey Finer, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2026	By:	/s/ Gil M. Labrucherie, CFA, J.D.
Gil M. Labrucherie, CFA, J.D.
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)