Form 10-Q
period 2026-09-30
Septerna, Inc.
filed 2026-11-09
CIK 1984086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 4, 2026, the registrant had 47,549,223 shares of common stock, $0.001 par value per share, outstanding.

We own registered U.S. trademarks as well as various U.S. federal trademark applications and unregistered trademarks, including our company name and logo, that we use in connection with the operation of our business. This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes our trademarks and trade names which are protected under applicable intellectual property laws and are our property. This Quarterly Report also contains trademarks, trade names and service marks of other companies, which are the property of their respective owners. Solely for convenience, trademarks, trade names and service marks referred to in this Quarterly Report may appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent permitted under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

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
•
the potential therapeutic benefits of our product candidates, including our SEP-479, SEP-631 and SEP-204 programs;
•
our ability to demonstrate, and the timing of, preclinical proof-of-concept in vivo and ex vivo for multiple programs;
•
our ability to replicate positive results achieved in our preclinical studies or clinical trials in current or future clinical trials;
•
our ability to obtain and maintain regulatory approval for our current and future product candidates and research and development programs, including our SEP-479, SEP-631 and SEP-204 programs, and to advance any product candidates that we may identify and successfully complete any clinical studies, including the manufacture of any such product candidates;
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

SEPTERNA, INC.

Condensed Balance Sheets

(In thousands, except for share and per share data)

(Unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$167,124	$120,722
Marketable securities	311,477	270,367
Accounts receivable	18,884	10,356
Prepaid expenses and other current assets	9,864	9,519
Total current assets	507,349	410,964
Marketable securities, non-current	86,587	157,569
Property and equipment, net	3,830	4,434
Operating lease right-of-use assets	19,776	21,499
Restricted cash	905	905
Other non-current assets	957	816
Total assets	$619,404	$596,187
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,963	$10,283
Accrued expenses and other current liabilities	19,432	12,167
Deferred revenue, current	75,956	62,269
Operating lease liabilities, current	2,512	2,212
Total current liabilities	104,863	86,931
Deferred revenue, non-current	65,578	105,917
Operating lease liabilities, non-current	19,481	21,413
Other non-current liabilities	1,553	—
Total liabilities	191,475	214,261
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized as of September 30, 2026 and December 31, 2025; no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value per share, 500,000,000 shares authorized at September 30, 2026 and December 31, 2025; 47,410,808 and 44,806,272 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively; 690 and 131,224 shares subject to repurchase as of September 30, 2026 and December 31, 2025, respectively	47	45
Additional paid-in capital	645,441	548,517
Accumulated other comprehensive (loss) income	(2,045)	617
Accumulated deficit	(215,514)	(167,253)
Total stockholders' equity	427,929	381,926
Total liabilities and stockholders' equity	$619,404	$596,187

The accompanying notes are an integral part of these condensed financial statements.

SEPTERNA, INC.

Condensed Statements of Operations and Comprehensive (Loss) Income

(In thousands, except for share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$18,881	$21,495	$72,150	$21,833
Operating expenses (income):
Research and development	36,556	24,264	101,223	65,723
General and administrative	9,554	7,117	28,292	20,884
Gain on sale of non-financial asset	—	(12,500)	—	(12,500)
Total operating expenses	46,110	18,881	129,515	74,107
(Loss) income from operations	(27,229)	2,614	(57,365)	(52,274)
Other income, net:
Interest income	5,272	5,565	15,101	14,192
Other expense, net	(12)	(6)	(66)	(59)
Total other income, net	5,260	5,559	15,035	14,133
(Loss) income before provision for income taxes	(21,969)	8,173	(42,330)	(38,141)
Provision for income taxes	(4,621)	—	(5,931)	—
Net (loss) income	$(26,590)	$8,173	$(48,261)	$(38,141)
Net (loss) income per share:
Basic	$(0.57)	$0.18	$(1.06)	$(0.86)
Diluted	$(0.57)	$0.18	$(1.06)	$(0.86)
Weighted-average shares outstanding used in computing net (loss) income per share:
Basic	46,914,946	44,343,085	45,579,174	44,150,041
Diluted	46,914,946	45,602,099	45,579,174	44,150,041
Comprehensive (loss) income:
Net (loss) income	$(26,590)	$8,173	$(48,261)	$(38,141)
Net unrealized (loss) gain on marketable securities	(783)	199	(2,662)	319
Total other comprehensive (loss) income	(783)	199	(2,662)	319
Comprehensive (loss) income	$(27,373)	$8,372	$(50,923)	$(37,822)

The accompanying notes are an integral part of these condensed financial statements.

SEPTERNA, INC.

Condensed Statements of Stockholders’ Equity

(In thousands, except for shares data)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2025	44,806,272	$45	$548,517	$617	$(167,253)	$381,926
Issuance of common stock upon exercise of stock options	110,300	—	335	—	—	335
Vesting of restricted common stock	—	—	5	—	—	5
Stock-based compensation expense	—	—	6,015	—	—	6,015
Net unrealized loss on marketable securities	—	—	—	(1,186)	—	(1,186)
Net loss	—	—	—	—	(8,637)	(8,637)
Balance at March 31, 2026	44,916,572	45	554,872	(569)	(175,890)	378,458
Issuance of common stock under at-the-market offering, net of commissions and issuance costs	380,172	1	13,781	—	—	13,782
Issuance of common stock upon exercise of stock options	246,601	—	2,173	—	—	2,173
Issuance of common stock under employee stock purchase plan	124,145	—	958	—	—	958
Vesting of restricted common stock	—	—	3	—	—	3
Stock-based compensation expense	—	—	5,074	—	—	5,074
Net unrealized loss on marketable securities	—	—	—	(693)	—	(693)
Net loss	—	—	—	—	(13,034)	(13,034)
Balance at June 30, 2026	45,667,490	46	576,861	(1,262)	(188,924)	386,721
Issuance of common stock under at-the-market offering, net of commissions and issuance costs	1,551,618	1	61,005	—	—	61,006
Issuance of common stock upon exercise of stock options	191,700	—	1,651	—	—	1,651
Vesting of restricted common stock	—	—	2	—	—	2
Stock-based compensation expense	—	—	5,922	—	—	5,922
Net unrealized loss on marketable securities	—	—	—	(783)	—	(783)
Net loss	—	—	—	—	(26,590)	(26,590)
Balance at September 30, 2026	47,410,808	$47	$645,441	$(2,045)	$(215,514)	$427,929

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	44,422,505	$44	$538,321	$56	$(118,374)	$420,047
Issuance of common stock upon exercise of stock options	25,930	—	66	—	—	66
Vesting of restricted common stock	—	—	5	—	—	5
Stock-based compensation expense	—	—	1,482	—	—	1,482
Net unrealized gain on marketable securities	—	—	—	142	—	142
Net loss	—	—	—	—	(21,476)	(21,476)
Balance at March 31, 2025	44,448,435	44	539,874	198	(139,850)	400,266
Issuance of common stock upon exercise of stock options	119,456	1	338	—	—	339
Vesting of restricted common stock	—	—	6	—	—	6
Stock-based compensation expense	—	—	1,806	—	—	1,806
Net unrealized loss on marketable securities	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(24,838)	(24,838)
Balance at June 30, 2025	44,567,891	45	542,024	176	(164,688)	377,557
Issuance of common stock upon exercise of stock options	73,424	—	264	—	—	264
Vesting of restricted common stock	—	—	6	—	—	6
Repurchase of unvested restricted common stock	(2,612)	—	—	—	—	—
Stock-based compensation expense	—	—	2,532	—	—	2,532
Net unrealized gain on marketable securities	—	—	—	199	—	199
Net income	—	—	—	—	8,173	8,173
Balance at September 30, 2025	44,638,703	$45	$544,826	$375	$(156,515)	$388,731

The accompanying notes are an integral part of these condensed financial statements.

SEPTERNA, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(48,261)	$(38,141)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,242	1,203
Gain on sale of non-financial asset	—	(12,500)
Non-cash operating lease expense	1,723	1,564
Stock-based compensation	17,011	5,820
Accretion of discounts, net	(1,814)	(2,561)
Other	(12)	26
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(345)	(2,956)
Accounts receivable	(8,528)	(8,474)
Other non-current assets	(141)	(238)
Accounts payable	(2,999)	530
Accrued expenses and other current liabilities	7,275	20
Deferred revenue	(26,652)	182,250
Operating lease, net	(1,632)	(1,366)
Other non-current liabilities	1,553	—
Net cash (used in) provided by operating activities	(61,580)	125,177
Cash flows from investing activities:
Purchases of property and equipment	(959)	(453)
Proceeds from sale of non-financial asset	—	12,500
Purchases of marketable securities	(197,467)	(223,515)
Maturities of marketable securities	226,503	167,416
Net cash provided by (used in) investing activities	28,077	(44,052)
Cash flows from financing activities:
Proceeds from at-the-market offering, net of commissions and issuance costs	74,788	—
Proceeds from exercise of stock options	4,159	669
Proceeds from employee stock purchase plan	958	—
Repurchases of unvested restricted common stock	—	(1)
Net cash provided by financing activities	79,905	668
Net increase in cash, cash equivalents and restricted cash	46,402	81,793
Cash, cash equivalents and restricted cash, beginning of period	121,627	239,101
Cash, cash equivalents and restricted cash, end of period	$168,029	$320,894
Supplemental disclosure for noncash investing and financing activities:
Property and equipment included in accounts payable	$196	$—

Cash, Cash Equivalents and Restricted Cash:

	As of September 30,
	2026	2025
Cash and cash equivalents	$167,124	$319,989
Restricted cash	905	905
Total cash, cash equivalents and restricted cash at end of period	$168,029	$320,894

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

As of September 30, 2026, the Company had cash, cash equivalents and marketable securities of $565.2 million, which the Company believes will be sufficient to fund its planned operations for a period of, at least, twelve months following the date of filing of this report.

Significant Accounting Policies

During the nine months ended September 30, 2026, there were no changes to the Company’s significant accounting policies as described in Note 2 of the audited financial statements for the year ended December 31, 2025.

Recently Adopted Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset in developing reasonable and supportable forecasts during the application of the current expected credit loss model for current accounts receivable and current contract assets arising from transactions under ASC 606. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company adopted the practical expedient on January 1, 2026, and determined there was no impact of adopting ASU 2025-05 as it does not develop forecasts as part of estimating expected credit losses.

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

In December 2025, the FASB issued ASU 2025‑11, Interim Reporting (Topic 270): Narrow-Scope Improvements. ASU 2025-11 improves clarity for interim financial reporting requirements under the existing guidance within ASC 270, Interim Reporting. ASU 2025-11 is effective for public entities for interim reporting periods within annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-11 on its financial statements and related disclosures.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of September 30,	As of December 31,
	2026	2025
Prepaid expenses	$6,531	$4,622
Interest receivable	2,995	3,384
Prepaid bonus	325	361
Other current assets	13	1,152
Prepaid expenses and other current assets	$9,864	$9,519

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	As of September 30,	As of December 31,
	2026	2025
Lab equipment	$7,084	$6,339
Furniture, fixtures, and office equipment	1,222	1,222
Leasehold improvements	717	717
Computer equipment	401	401
Construction in progress	—	107
Total property and equipment	9,424	8,786
Less: Accumulated depreciation and amortization	(5,594)	(4,352)
Property and equipment, net	$3,830	$4,434

Depreciation and amortization expense was $0.4 million for both the three months ended September 30, 2026 and 2025, and $1.2 million for both the nine months ended September 30, 2026 and 2025.

SEPTERNA, INC.

Notes to UNAUDITED Condensed Financial Statements (CONTINUED)

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of September 30,	As of December 31,
	2026	2025
Accrued research and development expense	$9,199	$5,179
Accrued employee compensation expense	4,079	5,606
Accrued income taxes payable	4,377	—
Accrued general and administrative expense	812	915
Employee stock purchase plan liability	808	319
Other current liabilities	157	148
Accrued expenses and other current liabilities	$19,432	$12,167

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

In July 2026, the Company completed its performance obligations for the first R&D Program and provided Novo with the first development candidate. Novo subsequently exercised its right to initiate another R&D Program, which constitutes one of the four R&D Programs permitted to be pursued simultaneously under the Novo Collaboration Agreement. Additionally, Novo exercised its R&D Program modification right to substitute two of the ongoing programs, which resulted in an increase to the scope of the contract and estimated reimbursable costs to complete these performance obligations. In connection with the substitution, certain Research and Development milestones under the Novo Collaboration Agreement became applicable to the new R&D Programs, resulting in an increase in the variable consideration under the agreement.

SEPTERNA, INC.

Notes to UNAUDITED Condensed Financial Statements (CONTINUED)

These scope changes and revised estimates were determined to be a contract modification. The modification resulted in an update to the measure of progress to existing performance obligations under the Novo Collaboration Agreement. Accordingly, the Company recognized a $13.2 million decrease to revenue on a cumulative catch-up basis during the three and nine months ended September 30, 2026.

In September 2026, the Company and Novo amended the Novo Collaboration Agreement to, among other things, revise certain provisions regarding the parties’ manufacturing and supply responsibilities under the collaboration.

The Company periodically assesses the probability of receiving payments from achieving the research and development, collaboration target, and regulatory milestones, and includes the milestone amounts in the transaction price when they are considered probable. During the three months ended September 30, 2026, the Company determined that five Research and Development milestones were achieved for consideration of $9.0 million. During the nine months ended September 30, 2026, the Company determined that four Collaboration Target milestones were achieved for consideration of $4.0 million and five Research and Development milestones were achieved for consideration of $9.0 million. The consideration for the milestones by the Company was included in the transaction price and allocated to the performance obligations to which they relate. Revenue associated with these milestones is recognized over time using an input method, as discussed further below.

Royalties and commercial sale milestones are recognized when the subsequent sales occur based on the sales or usage-based royalty exception. The Company also periodically reassesses the probability of exercising the Profit Share Option.

During the three and nine months ended September 30, 2026, no royalty revenue or commercial milestones have been recognized, and the Profit Share Option was deemed improbable with no amount recognized for repayment of certain reimbursements to Novo as of September 30, 2026.

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

The Company commenced the Novo Collaboration Agreement in July 2025 and $21.3 million of revenue was recognized related to the Novo Collaboration Agreement during the three and nine months ended September 30, 2025.

The following table presents revenue recognized, transaction price including the portion associated with the Collaboration Target milestones that have been achieved, and unrecognized transaction price as of September 30, 2026 (in thousands):

Transaction Price
Combined license, research and manufacturing services	$352,029
Collaboration Target and Research and Development milestones(1)	13,000
Total transaction price(2)	$365,029
Revenue recognized(3)	(117,527)
Unrecognized transaction price as of September 30, 2026	$247,502

_____________________

(1)
The Company achieved four Collaboration Target and five Research and Development milestones during the nine months ended September 30, 2026. Accordingly, the Company included these milestones within the transaction price. The milestones included within the transaction price are allocated to the applicable R&D Program performance obligations to which they relate and are recognized as revenue using the input method.
(2)
Comprised of the $195.0 million upfront payment, $157.0 million of variable consideration related to estimated services for the eight R&D Programs and manufacturing services, and $13.0 million of total variable consideration related to the milestones achieved by the Company was allocated to the transaction price as of September 30, 2026.
(3)
For the three months ended September 30, 2026, the Company recognized revenue of $18.9 million, which was comprised of $11.0 million recognition of variable consideration related to research services for the R&D Programs and manufacturing services, $2.7 million recognition of deferred revenue for the upfront payment, and $5.2 million recognition of the milestones discussed above. For the nine months ended September 30, 2026, the Company recognized revenue of $72.2 million, which was comprised of $32.6 million recognition of variable consideration related to research services for the R&D Programs and manufacturing services, $33.0 million recognition of deferred revenue for the upfront payment, and $6.6 million recognition of the four Collaboration Target milestones and five Research and Development Milestones discussed above. The Company recognized $26.8 million of the upfront payment and $18.6 million variable consideration related to research services for the R&D Programs and manufacturing services during the year ended December 31, 2025.

SEPTERNA, INC.

Notes to UNAUDITED Condensed Financial Statements (CONTINUED)

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

The following table summarizes the changes in deferred revenue (in thousands):

Balance at January 1, 2026	$168,186
Additions related to Collaboration Target and Research and Development milestones achieved during the nine months ended September 30, 2026	13,000
Cumulative catch-up adjustment	13,236
Recognized in revenue during the nine months ended September 30, 2026	(52,888)
Balance at September 30, 2026(1)	$141,534

_____________________

(1)
Comprised of $76.0 million of deferred revenue, current and $65.6 million of deferred revenue, non-current, which is expected to be recognized over approximately 3.8 years.

As of September 30, 2026 and December 31, 2025, the Company’s accounts receivable was entirely attributed to Novo, and no allowance for credit loss was recorded related to accounts receivable.

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

In July 2025, this milestone event was determined to have been achieved and, as a result, the Company received a payment of $12.5 million in August 2025, which was recorded as a gain on sale of non-financial asset within total operating expenses in the Company’s condensed statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2025. The Company will not receive any other payments related to this IPR&D asset.

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

SEPTERNA, INC.

Notes to UNAUDITED Condensed Financial Statements (CONTINUED)

The fair value measurements of the Company’s cash equivalents and marketable securities are identified at the following levels within the fair value hierarchy (in thousands):

	September 30, 2026
		Fair Value Measurement
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$72,424	$72,424	$—	$—
Commercial paper	85,083	—	85,083	—
Marketable securities, current:
U.S. treasury securities	181,368	—	181,368	—
Corporate securities	66,717	—	66,717	—
Commercial paper	56,083	—	56,083	—
U.S. government agency securities	7,309	—	7,309	—
Marketable securities, non-current:
U.S. treasury securities	58,506	—	58,506	—
Corporate securities	15,834	—	15,834	—
U.S. government agency securities	12,247	—	12,247	—
Total measured at fair value	$555,571	$72,424	$483,147	$—

	As of December 31, 2025
		Fair Value Measurement
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$63,736	$63,736	$—	$—
Commercial paper	50,163	—	50,163	—
Corporate securities	2,190	—	2,190	—
Marketable securities, current:
U.S. treasury securities	141,984	—	141,984	—
Commercial paper	67,784	—	67,784	—
Corporate securities	32,573	—	32,573	—
U.S. government agency securities	28,026	—	28,026	—
Marketable securities, non-current:
U.S. treasury securities	117,632	—	117,632	—
Corporate securities	35,713	—	35,713	—
U.S. government agency securities	4,224	—	4,224	—
Total measured at fair value	$544,025	$63,736	$480,289	$—

Marketable Securities

As of September 30, 2026 and December 31, 2025, the Company’s marketable securities consist of debt securities, including U.S. Treasury and agency securities, corporate securities and commercial paper. These marketable securities are carried at fair value and are included in the tables above. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. At each reporting date, the Company evaluates securities with unrealized losses to determine whether such losses, if any, are due to credit-related factors. The Company evaluates, among others, whether the Company has the intention to sell any of these marketable securities and whether it is not more likely than not that the Company will be required to sell any of them before recovery of the amortized cost basis. Neither of these criteria were met at September 30, 2026 or December 31, 2025. The credit ratings of the securities held remain of the highest quality. Moreover, the Company continues to receive payments of interest and principal as they become due, and the Company's expectation is that those payments will continue to be received timely. Based on this evaluation, as of September 30, 2026 and December 31, 2025, the Company determined that unrealized losses of its marketable securities were primarily attributable to changes in interest rates and non-credit related factors. As such, no allowances for credit losses were recorded at September 30, 2026 or December 31, 2025.

Interest receivable as of September 30, 2026 and December 31, 2025 was $3.0 million and $3.4 million, respectively, and is recorded as a component of prepaid expenses and other current assets on the Company’s condensed balance sheets.

SEPTERNA, INC.

Notes to UNAUDITED Condensed Financial Statements (CONTINUED)

As of September 30, 2026 and December 31, 2025, all marketable securities in an unrealized loss position had been in an unrealized loss position for less than 12 months. As of September 30, 2026, the Company held 228 marketable securities in an unrealized loss position. As of December 31, 2025, the Company held 44 marketable securities in an unrealized loss position.

As of September 30, 2026, the following table summarizes the amortized cost and the unrealized gains (losses) of the marketable securities presented within marketable securities and cash equivalents (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
U.S. treasury securities	Less than 1	$182,066	$—	$(698)	$181,368
Commercial paper	Less than 1	141,259	—	(93)	141,166
Corporate securities	Less than 1	66,938	2	(223)	66,717
U.S. government agency securities	Less than 1	7,350	—	(41)	7,309
Total maturity less than 1 year		397,613	2	(1,055)	396,560
U.S. treasury securities	1 to 2	59,280	—	(774)	58,506
Corporate securities	1 to 2	15,939	—	(105)	15,834
U.S. government agency securities	1 to 2	12,360	—	(113)	12,247
Total		$485,192	$2	$(2,047)	$483,147

As of December 31, 2025, the following table summarizes the amortized cost and the unrealized gains (losses) of the marketable securities presented within marketable securities and cash equivalents (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Commercial paper	Less than 1	$117,939	$17	$(9)	$117,947
U.S. treasury securities	Less than 1	141,688	296	—	141,984
Corporate securities	Less than 1	34,755	14	(6)	34,763
U.S. government agency securities	Less than 1	27,992	34	—	28,026
Total maturity less than 1 year		322,374	361	(15)	322,720
U.S. treasury securities	1 to 2	117,376	257	(1)	117,632
Corporate securities	1 to 2	35,699	24	(10)	35,713
U.S. government agency securities	1 to 2	4,223	2	(1)	4,224
Total		$479,672	$644	$(27)	$480,289

As of September 30, 2026, the following table summarizes marketable securities in an unrealized loss position (in thousands):

	Remaining Contractual Maturity (in years)	Fair Value	Gross Unrealized Loss
U.S. treasury securities	Less than 1	$175,368	$(698)
Commercial paper	Less than 1	139,381	(93)
Corporate securities	Less than 1	62,846	(223)
U.S. government agency securities	Less than 1	7,309	(41)
Total maturity less than 1 year		384,904	(1,055)
U.S. treasury securities	1 to 2	58,506	(774)
Corporate securities	1 to 2	13,418	(105)
U.S. government agency securities	1 to 2	12,247	(113)
Total		$469,075	$(2,047)

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

The maximum potential amount of future payments that the Company could be required to make under these provisions is not determinable; however, the Company currently holds director and officer liability insurance. This insurance limits the Company’s exposure and may enable it to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification obligations is minimal. In addition, the Company is not currently aware of any indemnification claims that could have a material effect on its unaudited condensed financial statements. Accordingly, the Company did not record any liabilities associated with these indemnification rights and agreements as of September 30, 2026 and December 31, 2025.

Note 6. Common Stock

As of September 30, 2026 and December 31, 2025, the Company was authorized to issue 500.0 million shares of common stock, par value $0.001 per share.

The Company reserved the following shares of common stock, on an as-converted basis, for future issuance:

	As of September 30,	As of December 31,
	2026	2025
Options issued and outstanding	6,211,653	4,378,484
Shares reserved for future grants under 2024 Stock Option and Incentive Plan and 2026 Inducement Plan	4,616,183	4,257,640
Shares reserved for issuance under 2024 Employee Stock Purchase Plan	496,468	251,211
Total shares reserved for future issuance	11,324,304	8,887,335

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

During the three months ended September 30, 2026, a total of 1,551,618 shares of common stock were sold under the ATM Program at a weighted average price of $39.43 per share, generating net proceeds of $61.0 million. During the nine months ended September 30, 2026, a total of 1,931,790 shares of common stock were sold under the ATM Program at a weighted average price of $38.82 per share, generating net proceeds of $74.8 million. Sales commissions and issuance costs incurred under the ATM Program for the three and nine months ended September 30, 2026 were immaterial.

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

On January 1, 2026, the number of shares of common stock available under the 2024 Plan increased by 2.2 million shares pursuant to an evergreen provision of the 2024 Plan. As of September 30, 2026, there were 4.5 million shares available for issuance under the 2024 Plan.

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

As of September 30, 2026, there were 0.1 million shares available for issuance under the Inducement Plan.

2024 ESPP

In October 2024, the Company’s board of directors adopted the 2024 Employee Stock Purchase Plan (the “2024 ESPP”), which became effective immediately prior to the effective date of the Company's IPO.

On January 1, 2026, the number of shares of common stock available under the 2024 ESPP increased by 0.4 million shares pursuant to an evergreen provision of the 2024 ESPP. As of September 30, 2026, there were 0.5 million shares available for issuance under the 2024 ESPP.

During the nine months ended September 30, 2026, the Company issued 124,145 shares at a weighted average share price of $7.72 per share under the 2024 ESPP.

Restricted Stock Awards

The following summarizes restricted stock award activity:

	Number of Shares Outstanding	Weighted-Average Grant Date Fair Value Per Share
Balance at December 31, 2025, subject to repurchase	131,224	$1.81
Restricted stock awards vested	(130,534)	1.80
Balance at September 30, 2026, subject to repurchase	690	1.72

The aggregate grant date fair value of shares vested during the three months ended September 30, 2026 was immaterial. The aggregate grant date fair value of shares vested during the nine months ended September 30, 2026 was $0.2 million.

SEPTERNA, INC.

Notes to UNAUDITED Condensed Financial Statements (CONTINUED)

Stock Options

The following summarizes stock option activity under the Stock Plans and the Inducement Plan:

	Stock Options Outstanding
	Total Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2025	4,378,484	$7.97	8.79	$87,194
Granted	2,745,410	27.79
Exercised	(548,601)	7.58
Cancelled	(363,640)	15.79
Outstanding as of September 30, 2026	6,211,653	16.30	8.66	141,799
Exercisable as of September 30, 2026	1,853,345	$8.90	8.02	$56,026

The aggregate fair value of stock options that vested during the three and nine months ended September 30, 2026 was $4.1 million and $13.7 million, respectively. The stock options granted during the three months ended September 30, 2026 had a weighted-average grant-date fair value per share of $29.14 and a total grant-date fair value of $12.1 million. The stock options granted during the nine months ended September 30, 2026 had a weighted-average grant-date fair value per share of $21.84 and a total grant-date fair value of $60.0 million. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2026 was $5.9 million and $14.5 million, respectively.

Stock Option Valuation

The weighted-average assumptions used to value employee and non-employee stock option awards granted under the Stock Plans and the Inducement Plan using the Black Scholes option pricing model, were as follows:

	Nine Months Ended September 30,
	2026	2025
Fair value of common stock	$21.84	$8.83
Risk-free interest rate	4.01%	4.00%
Expected volatility	95.6%	91.7%
Expected term (years)	6.03	5.96
Expected dividend yield	—%	—%

Stock-based Compensation Expense

Stock-based compensation expense for restricted stock awards, stock options and the 2024 ESPP recognized in the Company’s condensed statements of operations and comprehensive (loss) income is presented as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development expense	$2,568	$1,489	$7,332	$3,134
General and administrative expense	3,354	1,043	9,679	2,686
Total stock-based compensation expense	$5,922	$2,532	$17,011	$5,820

As of September 30, 2026, total unrecognized stock-based compensation expense related to unvested restricted stock awards and unvested stock options was $64.1 million, which is expected to be recognized over a weighted-average period of 2.7 years. As of September 30, 2026, total unrecognized stock-based compensation expense related to the 2024 ESPP was $0.4 million, which is expected to be recognized over a weighted average period of 0.8 years.

SEPTERNA, INC.

Notes to UNAUDITED Condensed Financial Statements (CONTINUED)

Note 8. Related Parties

Board Member Consulting Agreement

In December 2024, the Company entered into a consulting agreement with a member of the Company's Board of Directors, which includes cash compensation to be paid directly to the Board member. For both the three months ended September 30, 2026 and 2025, the fees attributed to consulting services provided by the Board Member were nominal. For both the nine months ended September 30, 2026 and 2025, the fees attributed to consulting services provided by the Board Member were $0.1 million.

As of September 30, 2026, no fees related to the Board Member’s consulting services were recorded in accrued expenses and other current liabilities or accounts payable. As of December 31, 2025, there was a nominal expense recorded in accrued expenses and other current liabilities and a nominal outstanding accounts payable to the Board Member.

Note 9. Net (Loss) Income Per Share

The following table sets forth the computation of the basic and diluted net (loss) income per share (in thousands, except for share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator, basic and diluted:
Net (loss) income	$(26,590)	$8,173	$(48,261)	$(38,141)
Denominator, basic:
Weighted average shares outstanding, basic	46,914,946	44,343,085	45,579,174	44,150,041
Denominator, diluted:
Weighted-average shares outstanding, basic	46,914,946	44,343,085	45,579,174	44,150,041
Effect of dilutive securities	—	1,259,014	—	—
Weighted-average shares outstanding, diluted	46,914,946	45,602,099	45,579,174	44,150,041
Net (loss) income per share, basic	$(0.57)	$0.18	$(1.06)	$(0.86)
Net (loss) income per share, diluted	$(0.57)	$0.18	$(1.06)	$(0.86)

The Company had 6,321,162 shares of potentially dilutive securities, comprised of 6,211,653 outstanding stock options, 690 unvested restricted stock awards subject to repurchase, and 108,819 shares issuable under the 2024 ESPP, not included in the calculation of diluted net loss per share for the three and nine months ended September 30, 2026 because to do so would be anti-dilutive.

The Company had 4,645,443 shares of potentially dilutive securities, comprised of 4,317,824 outstanding stock options, 228,020 unvested restricted stock awards subject to repurchase, and 99,599 shares issuable under the 2024 ESPP not included in the calculation of diluted net loss per share for the nine months ended September 30, 2025 because to do so would be anti-dilutive.

Note 10. Segment Information

The Company operates in one segment, which is GPCR oral small molecule drug discovery. The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer. The measure of segment profit or loss is net (loss) income, which is also reported on the condensed statements of operations and comprehensive (loss) income as net (loss) income.

The measure of segment assets is reported on the condensed balance sheet as total assets. The CODM uses segment net (loss) income to monitor spending, assess performance for the Company and management, evaluate the progress of completing corporate goals, decide how to allocate resources among the Company’s clinical and pre-clinical portfolios, and make strategic decisions about business development opportunities.

SEPTERNA, INC.

Notes to UNAUDITED Condensed Financial Statements (CONTINUED)

The CODM is regularly provided with the following significant segment expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$18,881	$21,495	$72,150	$21,833
Employee-related expenses, excluding stock-based compensation	11,172	8,939	31,569	23,339
Stock-based compensation	5,922	2,532	17,011	5,820
External research and development expenses	20,325	12,160	55,225	34,286
External general and administrative expenses	1,631	2,016	6,162	7,160
Other segment expenses*	7,060	5,734	19,548	16,002
Gain on sale of non-financial asset	—	(12,500)	—	(12,500)
Total operating expenses	46,110	18,881	129,515	74,107
(Loss) income from operations	(27,229)	2,614	(57,365)	(52,274)
Other income, net	5,260	5,559	15,035	14,133
(Loss) income before provision for income taxes	(21,969)	8,173	(42,330)	(38,141)
Provision for income taxes	(4,621)	—	(5,931)	—
Net (loss) income	$(26,590)	$8,173	$(48,261)	$(38,141)

(*) Other segment expenses include facility related and office costs, information technology costs, general laboratory costs, depreciation and amortization of property and equipment, net, and other operating expenses.

As of September 30, 2026 and December 31, 2025, all of the Company’s property and equipment was maintained in the U.S. For the three and nine months ended September 30, 2026 and 2025, the Company’s revenue was generated from providing research services and was earned in the U.S.

Note 11. Income Taxes

The Company recorded $4.6 million and $5.9 million of provision for income taxes for the three and nine months ended September 30, 2026, respectively. The Company did not record any benefit or provision for income taxes for the three and nine months ended September 30, 2025. The Company's effective tax rate differs from the U.S. federal statutory rate primarily due to taxable income associated with its collaboration agreement, and the utilization of net operating loss carryforwards and research and development tax credits.

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
•
SEP-204: TSHR Negative Allosteric Modulator for Graves’ Disease and Thyroid Eye Disease
o
On November 4, 2026, we announced the selection of SEP-204 as our oral small molecule TSHR negative allosteric modulator development candidate as a potential disease-modifying treatment for Graves’ disease and thyroid eye disease. Subject to the successful completion of remaining IND-enabling studies and clearance of an IND or comparable foreign regulatory application, we plan to initiate a Phase 1 clinical trial for SEP-204 in healthy volunteers in the first quarter of 2027.

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

Our net loss was $48.3 million and $38.1 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $215.5 million. We have incurred net losses in each year since inception, except for the year ended December 31, 2023. We expect to continue to incur net losses for the foreseeable future. Our net losses may fluctuate significantly from period to period, depending on the timing and expenditures of our operational activities.

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
•
make royalty, milestone or other payments under any future license or collaboration agreements;
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

During the three months ended September 30, 2026, we sold 1,551,618 shares of common stock under the ATM Program at a weighted average price of $39.43 per share, generating net proceeds of $61.0 million. During the nine months ended September 30, 2026, we sold 1,931,790 shares of common stock under the ATM Program at a weighted average price of $38.82 per share, generating net proceeds of $74.8 million. Sales commissions and issuance costs incurred under the ATM Program for the three and nine months ended September 30, 2026 were immaterial.

We believe our cash, cash equivalents, and marketable securities of $565.2 million as of September 30, 2026 will be sufficient to fund our operations and capital expenditure requirements at least into mid-2029.

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

In July 2026, we completed our performance obligations for the first R&D Program and provided Novo with the first development candidate. Novo then exercised its right to commence another R&D Program as one of the four programs that can be pursued simultaneously under the collaboration and exercised its program modification right to substitute two of the existing programs.

In September 2026, we and Novo amended the Novo Collaboration Agreement to, among other things, revise certain provisions regarding the parties’ manufacturing and supply responsibilities under the collaboration.

For the nine months ended September 30, 2026, our revenue was derived solely from research activities performed for Novo under the Novo Collaboration Agreement. As of September 30, 2026, our accounts receivable was entirely attributed to Novo. See Note 3 to the unaudited condensed financial statements in this Quarterly Report for additional information.

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

In July 2025, this milestone event was determined to have been achieved and, as a result, we received a payment of $12.5 million in August 2025, which was recorded as a gain on sale of the non-financial asset within our total operating expenses (income) in our condensed statement of operations and comprehensive (loss) income for the three and nine months ended September 30, 2025. We will not receive any other payments related to this IPR&D asset.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025

Our results of operations for each of the periods indicated are summarized in the table below (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Revenue	$18,881	$21,495	$(2,614)	$72,150	$21,833	$50,317
Operating expenses (income):
Research and development	36,556	24,264	12,292	101,223	65,723	35,500
General and administrative	9,554	7,117	2,437	28,292	20,884	7,408
Gain on sale of non-financial asset	—	(12,500)	12,500	—	(12,500)	12,500
Total operating expenses	46,110	18,881	27,229	129,515	74,107	55,408
(Loss) income from operations	(27,229)	2,614	(29,843)	(57,365)	(52,274)	(5,091)
Other income, net:
Interest income	5,272	5,565	(293)	15,101	14,192	909
Other expense, net	(12)	(6)	(6)	(66)	(59)	(7)
Total other income, net	5,260	5,559	(299)	15,035	14,133	902
(Loss) income before provision for income taxes	(21,969)	8,173	(30,142)	(42,330)	(38,141)	(4,189)
Provision for income taxes	(4,621)	—	(4,621)	(5,931)	—	(5,931)
Net (loss) income	$(26,590)	$8,173	$(34,763)	$(48,261)	$(38,141)	$(10,120)

Revenue

Our total revenue of $18.9 million for the three months ended September 30, 2026 was generated from research activities performed for Novo, of which $2.7 million was recognized from deferred revenue associated with the upfront payment from Novo, $11.0 million of variable consideration related to estimated research services, and $5.2 million associated with the recognition of revenue for nine Collaboration Target and Research and Development milestones achieved as of September 30, 2026. During the three months ended September 30, 2026, Novo exercised their right to commence another R&D Program and exercised their R&D Program modification right to substitute two of the existing programs. These scope changes and revised estimates were determined to be a contract modification, which resulted in an update to the measure of progress to existing performance obligations. Accordingly, we recognized a $13.2 million decrease to revenue on a cumulative catch-up basis during the three months ending September 30, 2026.

Our total revenue of $72.2 million for the nine months ended September 30, 2026 was generated from research activities performed for Novo, of which $33.0 million was recognized from deferred revenue associated with the upfront payment from Novo, $32.6 million of variable consideration related to estimated research services, and $6.6 million associated with the recognition of revenue for nine Collaboration Target and Research and Development milestones achieved as of September 30, 2026. Decrease in deferred revenue is primarily due to the recognition of the upfront payment, offset by the cumulative catch up adjustment and achieved milestones discussed above.

Our total revenue of $21.5 million and $21.8 million for the three and nine months ended September 30, 2025, respectively, was generated from research activities performed for Novo in connection with the Novo Collaboration Agreement and Vertex in connection with the Vertex Research Service Agreement. $21.3 million of our total revenue for both the three and nine months ended September 30, 2025 was generated from research activities performed for Novo, of which $12.8 million was recognized from deferred revenue associated with the upfront payment from Novo, and $8.5 million of variable consideration related to estimated research services, while the remainder was generated from research activities performed for Vertex in connection with the Vertex Research Service Agreement.

Operating Expenses

Research and Development

The following table summarizes our research and development expenses for the periods indicated by direct and unallocated costs (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Direct costs:
PTH1R	$5,642	$2,595	$3,047	$12,932	$9,328	$3,604
SEP-631 (MRGPRX2)	755	3,073	(2,318)	5,263	6,838	(1,575)
Partnered metabolic programs	6,318	4,148	2,170	18,448	4,148	14,300
Other discovery and preclinical programs	7,156	2,456	4,700	18,446	12,452	5,994
Unallocated costs:
Payroll-related costs	10,871	7,886	2,985	30,711	19,619	11,092
Facility-related and office costs	2,213	2,113	100	6,619	6,089	530
External research and development costs	1,766	651	1,115	3,300	3,124	176
Other costs	1,835	1,342	493	5,504	4,125	1,379
Total research and development expense	$36,556	$24,264	$12,292	$101,223	$65,723	$35,500

Research and development expenses were $36.6 million and $24.3 million for the three months ended September 30, 2026 and 2025, respectively. The increase was primarily due to $7.6 million of higher direct costs associated with our clinical, discovery and preclinical programs, which includes $4.7 million of higher costs associated with our other preclinical and discovery programs as we continue to advance these programs, $3.0 million of higher costs associated with the advancement of our PTH1R program into the clinic, $2.2 million of higher costs associated with the advancement of our partnered metabolic programs, and $2.3 million of lower costs associated with our SEP-631 program mainly as a result of lower research and preclinical study costs. The increase was also driven by (i) $3.0 million of higher payroll-related costs as a result of increased headcount to support the expansion of our research and development activities, which includes $1.1 million of higher stock-based compensation expenses as a result of additional new equity grants during the period, (ii) $1.1 million of higher unallocated external research and development costs, and (iii) $0.5 million of higher other research and development expense.

Research and development expenses were $101.2 million and $65.7 million for the nine months ended September 30, 2026 and 2025, respectively. The increase was primarily due to $22.3 million of higher direct costs associated with our clinical, discovery and preclinical programs, which includes $14.3 million of higher costs associated with our partnered metabolic programs as we commenced our research activities for these programs in July 2025, $6.0 million of higher costs associated with our other preclinical and discovery programs as we continue to advance these programs, $3.6 million of higher costs associated with the advancement of our PTH1R program into the clinic, and $1.6 million of lower costs associated with our SEP-631 program mainly as a result of lower research and preclinical study costs. The increase was also driven by (i) $11.1 million of higher payroll-related costs as a result of increased headcount to support the expansion of our research and development activities, which includes $4.2 million of higher stock-based compensation expenses as a result of additional new equity grants during the period, (ii) $1.4 million of higher other research and development expense, and (iii) $0.5 million of higher facility-related and office costs.

We expect research and development expenses to continue to increase as we advance SEP-631, SEP-479, and other programs in our pipeline.

General and Administrative

General and administrative expenses were $9.6 million and $7.1 million for the three months ended September 30, 2026 and 2025, respectively, primarily due to $2.7 million of higher employee-related costs as a result of increased headcount to support the growth of our operations. This amount includes $2.3 million of higher stock-based compensation expenses as a result of additional new grants during the period.

General and administrative expenses were $28.3 million and $20.9 million for the nine months ended September 30, 2026 and 2025, respectively, primarily due to $8.1 million of higher employee-related costs as a result of increased headcount to support the growth of our operations. This amount includes $7.0 million of higher stock-based compensation expenses mainly as a result of additional new grants during the period.

Gain on Sale of Non-Financial Asset

Gain on sale of non-financial asset of $12.5 million during the three and nine months ended September 30, 2025 was attributable to a milestone payment under the Vertex Asset Purchase Agreement. No gain on sale of non-financial asset was recorded during the three and nine months ended September 30, 2026.

Other Income, Net

Interest Income

Interest income was $5.3 million and $5.6 million for the three months ended September 30, 2026 and 2025, respectively. The decrease was primarily due to lower yields on our cash equivalents and marketable securities, partially offset by higher average invested balances. Interest income was $15.1 million and $14.2 million for the nine months ended September 30, 2026 and 2025, respectively. The increase was primarily due to higher average balances of cash equivalents and marketable securities, partially offset by lower yields.

Provision for Income Taxes

We recorded $4.6 million and $5.9 million of provision for income taxes for the three and nine months ended September 30, 2026, respectively. We did not record any benefit or provision for income taxes for the three and nine months ended September 30, 2025. Our effective tax rate differs from the U.S. federal statutory rate primarily due to taxable income associated with our collaboration agreement, and the utilization of net operating loss carryforwards and research and development tax credits.

Liquidity and Capital Resources

Sources of Liquidity

Our net losses were $48.3 million and $38.1 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $215.5 million. We expect to continue to incur net losses for the foreseeable future. Our net losses may fluctuate significantly from period to period, depending on the timing and expenditures of our operational activities.

We have historically financed our operations primarily through the issuances of convertible promissory notes and convertible preferred stock, sales of our common stock, and strategic collaborations with other companies. In March 2026, we entered into the Sales Agreement for the ATM Program under which we may sell shares of our common stock having an aggregate offering price of up to $150.0 million. During the three months ended September 30, 2026, we sold 1,551,618 shares of common stock under the ATM Program at a weighted average price of $39.43 per share, generating net proceeds of $61.0 million. During the nine months ended September 30, 2026, we sold 1,931,790 shares of common stock under the ATM Program at a weighted average price of $38.82 per share, generating net proceeds of $74.8 million. See Note 6 to the unaudited condensed financial statements in this Quarterly Report for additional information.

As of September 30, 2026, we had $565.2 million in cash, cash equivalents, and marketable securities, which, we believe, will be sufficient to fund our operations and capital expenditure requirements at least into mid-2029.

We do not have any material off-balance sheet arrangements other than our indemnification agreements as described in Note 5 to our unaudited condensed financial statements included elsewhere in this Quarterly Report.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash (used in) provided by operating activities	$(61,580)	$125,177
Net cash provided by (used in) investing activities	28,077	(44,052)
Net cash provided by financing activities	79,905	668
Net increase in cash, cash equivalents and restricted cash	$46,402	$81,793

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities of $61.6 million for the nine months ended September 30, 2026 was due to our net loss of $48.3 million and $31.5 million of net change in operating assets and liabilities, partially offset by $18.2 million of net non-cash charges for depreciation and amortization, stock-based compensation, non-cash operating lease expense and accretion of discounts, net, on marketable securities.

Net cash provided by operating activities of $125.2 million for the nine months ended September 30, 2025 was due to $169.8 million of net change in operating assets and liabilities, primarily resulting from the upfront payment from the Novo Collaboration Agreement, and $6.0 million of net non-cash charges for depreciation and amortization, stock-based compensation, non-cash operating lease expense and accretion of discounts, net, on marketable securities, partially offset by $38.1 million of net loss and gain on sale of non-financial asset of $12.5 million.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities of $28.1 million for the nine months ended September 30, 2026 was due to the maturity of $226.5 million of marketable securities, partially offset by $197.5 million of purchases of marketable securities and $1.0 million of purchases of property and equipment.

Net cash used in investing activities of $44.1 million for the nine months ended September 30, 2025 was due to $223.5 million of purchases of marketable securities and $0.5 million of purchases of property and equipment, partially offset by the maturity of $167.4 million of marketable securities and the receipt of the $12.5 million milestone payment related to the Vertex Asset Purchase Agreement.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $79.9 million for the nine months ended September 30, 2026 was due to $74.8 million in net proceeds from sales under the ATM Program, combined with $5.1 million in proceeds from the exercise of stock options and the purchase of shares under the employee stock purchase plan.

Net cash provided by financing activities of $0.7 million for the nine months ended September 30, 2025 was primarily due to proceeds from the exercise of stock options.

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

During the nine months ended September 30, 2026, there have been no material changes to our critical accounting policies and estimates as described in the 2025 Annual Report.

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

Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2026.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our preclinical and clinical development and ongoing operations. As a result, we are not profitable and have incurred significant losses since our inception, with the exception of the year ended December 31, 2023, and negative cash flows from operating activities and capital expenditures and expect to continue to incur significant and increasing operating losses for at least the next several years. If our product candidates are not successfully developed and approved, we may never generate any significant revenue. For the nine months ended September 30, 2026 and 2025, our net losses were $48.3 million and $38.1 million, respectively. As of September 30, 2026, we had an accumulated deficit of $215.5 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive marketing approvals and begin generating revenue from product sales. We expect to continue to incur significant losses for the foreseeable future, and we expect that our expenses will increase substantially as we continue our development of, seek marketing approval for and potentially commercialize any of our product candidates, recruit and maintain key personnel and seek to identify, assess, acquire, in-license or develop additional product candidates.

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

As of September 30, 2026, we had $565.2 million in cash, cash equivalents and marketable securities. We expect that our cash, cash equivalents, and marketable securities will enable us to fund our operating expenses and capital expenditure requirements at least into mid-2029. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of factors currently unknown to us, and we may need to seek funding sooner than planned. Our future capital requirements will depend on many factors, including:

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

The success of our business depends primarily upon our ability to identify, develop and commercialize product candidates. We are early in our development efforts and discontinued our first Phase 1 study of our prior lead candidate, SEP-786, in 2025. Other than SEP-631, for which we presented data from the Phase 1 clinical trial at the AAAAI annual meeting on March 1, 2026, and SEP-479, for which we initiated our Phase 1 clinical trial in April 2026, our product candidates and development programs, including SEP-204, which we selected as a development candidate in November 2026, are in preclinical development or in the drug discovery stages. We have invested substantially all of our research efforts to date in developing our Native Complex Platform®, identifying potential product candidates and conducting preclinical and clinical studies. As an organization, we have limited experience in conducting and managing clinical trials necessary to obtain regulatory approvals, and we may be unable to do so for our product candidates. While we plan to continue to advance SEP-631 by evaluating potential clinical development strategies and to continue to advance SEP-479 in clinical development, and we are also planning to advance multiple lead compounds towards selection of a next-generation oral small molecule PTH1R agonist development candidate, we have not successfully completed any advanced clinical trials to date. Additionally, we have a portfolio of targets and programs that are in earlier stages of discovery or preclinical development and may never proceed to advanced clinical-stage development. If we are able to advance these other targets and programs into advanced clinical development, we do not have experience managing multiple clinical trials simultaneously, working with global clinical trials, or working in multiple different disease indications. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for, and successfully commercializing our product candidates, either alone or with third parties, and we cannot guarantee you that we will ever obtain regulatory approval for any of our product candidates. Before obtaining regulatory approval for the commercial distribution of our product candidates, we must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates.

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

We are aware of several pharmaceutical companies that have commenced clinical trials of product candidates or have successfully commercialized products addressing areas that we are targeting. Takeda Pharmaceuticals owns the rights to parathyroid hormone product (brand name NATPARA) for the treatment of hypoparathyroidism. NATPARA was voluntarily recalled due to manufacturing issues in September 2019 in the United States and is now only available to a limited number of patients through a Special Use Program offered by its manufacturer. In October 2022, Takeda Pharmaceuticals announced manufacturing of all strengths of NATPARA will be discontinued globally by the end of 2024. Ascendis Pharma received regulatory approval for a proprietary once-daily injectable PTH peptide, palopegteriparatide (brand name YORVIPATH), in Europe and the United States. In March 2024, AstraZeneca acquired Amolyt Pharma, who was developing eneboparatide, a proprietary, once-daily injectable PTH peptide, for hypoparathyroidism, reported positive results from its Phase 3 trial in May 2026. In addition, we are aware of several academic groups and companies working on making longer-acting agonists of the PTH1R. Other companies and groups are developing or commercializing therapies for hypoparathyroidism, including Calcilytix Therapeutics, Inc. (a BridgeBio Pharma, Inc. company), Entera Bio Ltd, Extend Biosciences, Inc., and MBX Biosciences, Inc. Several companies are developing clinical-stage small molecule MRGPRX2 inhibitors, including Escient Pharmaceuticals (acquired by Incyte Pharmaceuticals in April 2024), Evommune, Inc. and BioArdis LLC. Further there are several other companies pursuing therapies for chronic spontaneous urticaria addressing other receptors of interest, such a Genentech, Inc., Sanofi, Celldex Therapeutics, Inc., Jasper Therapeutics, Inc., Novartis AG, Third Harmonic Bio, Inc., and Blueprint Medicines (a Sanofi company). For TSHR, we are aware that Byondis BV and Crinetics Pharmaceuticals (which reported in July 2026 that it and Vertex Pharmaceuticals Incorporated (“Vertex”) had entered into a definitive agreement under which Vertex will acquire Crinetics Pharmaceuticals) are also working on research stage compounds, but they have not yet entered clinical development. In addition, several companies are working on other mechanisms to address Graves’ disease, such as Immunovant, Inc., and TED, including Amgen, Inc. (teprotumumab-trbw TEPEZZA), Viridian Therapeutics (veligrotug-vvze LUMVOA), argenx SE, Roche Holding AG, Lassen Therapeutics, Inc., Tourmaline Bio, Inc. (acquired by Novartis in October 2025), Sling Therapeutics, Inc., and Acelyrin, Inc. (merged with Alumis, Inc. in May 2025). There are also several currently approved injectable products targeting incretin receptors for the treatment of obesity or type 2 diabetes (“T2D”). These include, but are not limited to, products such as Ozempic and Wegovy (semaglutide, each marketed by Novo Nordisk A/S) for T2D and obesity, respectively, Trulicity (dulaglutide, marketed by Eli Lilly and Company) for T2D, and Mounjaro and Zepbound (tirzepatide, each marketed by Eli Lilly and Company) for T2D and obesity, respectively. There are also several injectable peptide products in development pursuing similar indications with similar mechanism of actions along with combination products, including those being developed by Amgen, Inc., AstraZeneca, Boehringer Ingelheim, Eli Lilly and Company, Novo Nordisk A/S, Roche Holding AG, and Viking Therapeutics, Inc., among others. In addition, there are oral products such as Rybelsus (semaglutide, marketed by Novo Nordisk A/S) approved for patients with T2D and other oral products in development for treating obesity or T2D, including those being developed by AstraZeneca, Eli Lilly and Company, Pfizer Inc., Roche Holding AG, Structure Therapeutics Inc., and Terns Pharmaceuticals, Inc. Based on our continuing evaluations of the competitive landscape, we may decide to reallocate resources and reprioritize our development programs if we determine that a particular product candidate or target indication is no longer commercially viable or advantageous.

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

As of September 30, 2026, we had 134 full-time employees. As we advance our research and development programs, we may need to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, biology, chemistry, manufacturing, general and administrative matters related to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must:

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

The U.S. government has recently made statements and taken certain actions that may lead to potential changes to U.S. and international trade policies, including imposing several rounds of tariffs and export control and sanctions restrictions affecting certain products manufactured in China. Both China and the United States have each imposed tariffs indicating the potential for further trade barriers, including the U.S. Commerce Department adding numerous Chinese entities to its Unverified List, which requires U.S. exporters to go through more procedures before exporting goods to such entities. Although the U.S. Supreme Court invalidated tariffs imposed under the International Emergency Economic Powers Act in 2026, the U.S. government has since imposed tariffs under other statutory authorities, including Section 301 of the Trade Act of 1974, which are also subject to legal challenge, and has indicated that it may pursue further tariff actions. We cannot predict the results of the U.S. government's trade negotiations, the outcome of ongoing legal challenges to tariff policies, whether additional tariffs will be imposed, or the effect that any such actions would have on us or our industry. For example, as described in greater detail in a risk factor below, the BIOSECURE Act may restrict certain relationships with designated “biotechnology companies of concern,” and result in supply chain disruptions or delays. Sustained uncertainty about or further escalating trade and political tensions between the U.S. and China may prevent or hinder the export of materials or technical information among us, our contract development and manufacturing organizations (“CDMOs”) and other relevant third parties, such as pharmaceutical partners, or could result in trade or retaliatory restrictions that may hinder or potentially inhibit our ability to rely on CDMOs and other service providers that operate in China. Further, regulatory or legislative action taken by the U.S. to impose restrictions on transactions with China, like the restrictions described above, could have the potential to severely restrict the ability of companies like ours to contract with Chinese biotechnology companies of concern, which could have adverse effects on the development of our product candidates and our business operations. See the risk factor titled “Risks Related to Third Party Relationships—We rely on third-party manufacturers, CROs, CMOs, and suppliers to supply, develop and test components of our product candidates. The loss of our third-party manufacturers, CROs, CMOs, or suppliers, their failure to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, or changes in methods of product candidate manufacturing, development or formulation would materially and adversely affect our business.”

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

We have conducted, and may in the future conduct, certain of our clinical trials at centers outside of the United States. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction may be subject to conditions before being accepted, or may not be accepted at all, by the FDA or another comparable foreign regulatory authority. For example, in cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside for the United States or the applicable jurisdiction, and the FDA has discussed proposals to increase user fees for marketing applications containing certain foreign clinical data. In addition, the FDA recently signaled increased scrutiny of foreign clinical trial data submitted in support of marketing applications, indicating plans for increased foreign site inspections and increased transparency of inspection results. If the FDA, the EMA, the U.K. Medicines and Healthcare products Regulatory Agency, or other foreign regulatory authorities do not accept any data generated from other jurisdictions, we would likely be required to conduct additional clinical trials, which would be costly and time consuming, and delay aspects of our development plan, which could harm our business.

Conducting trials outside the United States also exposes us to additional risks, including risks associated with:

•
additional foreign regulatory requirements;
•
foreign exchange fluctuations;
•
compliance with foreign manufacturing, customs, shipment and storage requirements;
•
cultural differences in medical practice and clinical research;
•
an evolving geopolitical landscape limiting or restricting access to foreign clinical trial sites and/or foreign clinical trial data and documentation;
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

Risks Related to Government Regulatory and Legal Requirements

Disruptions at the FDA, SEC and other U.S. government agencies caused by reduction in staffing, leadership changes, funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, or otherwise prevent those agencies from performing normal business functions on which the operation of business may rely, which could negatively impact our business.

Federal agencies in the U.S., including the FDA, the SEC and other comparable regulatory authorities, operate pursuant to annual appropriations and other political and budgetary processes, and may from time to time be subject to continuing resolutions, funding lapses, or other fiscal constraints. Currently, although the FDA and many other federal agencies have funding sufficient to continue their activities through December 11, 2026, the timing and amount of future funding is unpredictable. Without appropriation of sufficient funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA, EMA, and other comparable regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, statutory, regulatory, and policy changes, and other events that may otherwise affect the FDA’s or other comparable regulatory authorities’ ability to perform routine functions. Average review times at the FDA and other comparable regulatory authorities have fluctuated in recent years and may continue to fluctuate as a result of these factors. In addition, government funding of the SEC and other U.S. government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, including executive and congressional priorities, which is inherently fluid and unpredictable. For example, the current administration has issued executive orders seeking to greatly reduce the size of the federal workforce, including through layoffs and severance packages offered to employees of federal agencies within the executive branch and independent agencies, including the FDA. Any such reduction in personnel may result in longer review times by the FDA and other agencies.

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

In the EEA, the NIS 2 Directive (“NIS 2”) establishes an expanded cybersecurity legal framework intended to ensure a high common level of cybersecurity across the EEA. NIS 2, which replaces the previous Network and Information Systems Directive, significantly expands the scope of regulated entities, including certain medium-sized and large organizations operating in specified sectors, and extends cybersecurity requirements to additional sectors and categories of healthcare and life sciences organizations, including to certain entities engaged in the research and development of medicinal products. NIS 2 enhanced cybersecurity risk management and incident reporting obligations, established additional accountability and oversight responsibilities for management bodies and strengthened regulatory supervision and enforcement powers. EU Member States were required to transpose NIS 2 into national law by October 17, 2024. Although a majority of Member States have now adopted implementing legislation, implementation remains incomplete in certain jurisdictions, and the timing, scope and application of national requirements may vary. In July 2026, the European Commission referred several Member States to the Court of Justice of the European Union for failing to fully transpose NIS 2 into national law. Accordingly, the cybersecurity regulatory landscape across the EEA continues to evolve, and differences in national implementation may create additional regulatory complexity and uncertainty. To the extent we are subject to NIS 2, we will require additional investment of our resources in compliance programs. Under NIS 2 companies may be subject to administrative fines of up to the higher amount of €10 million or 2% of worldwide turnover.

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

In August 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA includes several provisions that may impact our business, depending on how various aspects of the IRA are implemented. Provisions that may impact our business include a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, the imposition of new manufacturer financial liability on most drugs in Medicare Part D, permitting the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, requiring companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, as amended by the One Big Beautiful Bill Act of 2025, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one or more orphan designations and for which the only approved indications are for a rare disease or condition. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

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

For example, the BIOSECURE Act passed in December 2025 prohibits U.S. federal agencies from entering into or renewing a contract with any company that uses biotechnology equipment or services produced or provided by a “biotechnology company of concern” in the performance of that contract. It also prohibits loans or grant funding from U.S. federal agencies to entities that use any biotechnology equipment or services produced or provided by a “biotechnology company of concern” in the performance of the government grant or loan. As the BIOSECURE Act is recently enacted, the full effects on our industry is unknown; however, it could have the downstream effect of restricting the ability of pharmaceutical companies that enter into contracts with or receive funding from U.S. federal agencies from purchasing services or equipment from certain Chinese biotechnology companies as well as supply chain disruptions or delays. As passed in December 2025, the BIOSECURE Act did not name WuXi Biologics or WuXi AppTec as “biotechnology companies of concern”; however, under the final version, each biotechnology company that is identified by the Department of Defense as a “Chinese military company” on its so-called “1260H list” (named after Section 1260H of the NDAA for Fiscal Year 2021) will also be designated a “Biotechnology Company of Concern” (BCC) for purposes of the BIOSECURE Act. On June 8, 2026, the Department of Defense added WuXi AppTec to its Section 1260H list, wherein formal designation of WuXi AppTec as a BCC under the BIOSECURE Act will occur once the Director of the Office of Management and Budget (“OMB”) publishes the final BCC list, which is scheduled to be published no later than December 18, 2026. WuXi AppTec has challenged the designation, and while the U.S. District Court for the District of Columbia preliminarily enjoined the Department of Defense from enforcing or giving effect to the designation while the litigation proceeds, it does not bind OMB, and we cannot predict whether OMB will designate WuXi AppTec or any other contractor we use as a BCC when it publishes its list in December 2026.

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

As of September 30, 2026, we had 47,410,808 shares of our common stock outstanding. Shares of unvested restricted stock that were issued and outstanding will become available for sale immediately upon the vesting of such shares, as applicable, and the expiration of any applicable market stand-off or lock-up agreements. Shares issued upon the exercise of stock options pursuant to future awards that may be granted under our equity incentive or inducement plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market stand-off and lock-up agreements and Rule 144 and Rule 701 under the Securities Act.

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

We are currently an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the completion of our initial public offering (“IPO”), although circumstances could cause us to lose that status earlier, including if we are deemed to be a “large accelerated filer,” which occurs when the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30 (and we do not qualify as a smaller reporting company under the revenue test on the last day of the fiscal year), or if we have total annual gross revenue of $1.235 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an emerging growth company immediately. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

Based on the beneficial ownership of our common stock as of September 30, 2026, our directors and executive officers, holders of 5% or more of our capital stock and their respective affiliates beneficially own a significant percentage of our outstanding common stock. These stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

From time to time we may be subject to litigation claims and investigations from the SEC and other government agencies through the ordinary course of our business operations regarding, but not limited to, securities litigation, employment matters, security of patient and employee personal data, government-issued subpoenas, contractual relations with collaborators and licensors and intellectual property rights. In the past, securities class action litigation has often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction, the announcement of negative events, such as negative results from clinical trials, or periods of volatility in the market price of a company’s securities. These events may also result in or be concurrent with investigations by the SEC (which may not be publicly disclosed by the SEC or by us, particularly where the SEC or investigating body has made it clear that no wrongdoing has been alleged). In addition, we may be exposed to litigation or investigation even if no wrongdoing has occurred. Responding to litigations and investigations is usually expensive, and our insurance coverage may not be sufficient to cover the legal costs for doing so, as well as any damages for which we are ultimately held responsible. In addition, responding to a litigation or an investigation diverts management’s attention and resources, which could adversely affect our business and cash resources and our ability to consummate a potential strategic transaction or the ultimate value our stockholders receive in any such transaction.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds from our IPO

On October 24, 2024, our Registration Statement on Form S-1 (File No. 333-282469), as amended, relating to our IPO was declared effective by the Securities and Exchange Commission (the “Registration Statement”). Pursuant to the Registration Statement, we registered the offer and sale of 18,400,000 shares of our common stock. On October 28, 2024, we closed our IPO, pursuant to which we issued and sold 18.4 million shares of common stock at the public offering price of $18.00 per share, which included 2.4 million shares of our common stock issued and sold on October 30, 2024 to the underwriters pursuant to the full exercise of their option to purchase additional shares of our common stock, at the public offering price of $18.00 per share. Pursuant to the IPO, we received gross proceeds of $331.2 million, which resulted in net proceeds to us of $302.8 million, after deducting underwriting discounts and commissions and other offering costs payable by us of $28.4 million. J.P. Morgan Securities LLC, TD Securities (USA) LLC, Cantor Fitzgerald & Co. and Wells Fargo Securities, LLC acted as joint book-running managers for the IPO.

The net proceeds from our IPO have been invested according to our approved investment policy in a mix of money market funds and high-quality, fixed income securities. Our planned use of the net proceeds from the IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”) on October 25, 2024 has changed due to the discontinuation of the development of our prior lead product candidate, SEP-786, and the selection of SEP-204 as our oral TSHR negative allosteric modulator development candidate in November 2026.

Reflecting these developments, we currently expect to use our cash, cash equivalents and marketable securities, which include the net proceeds from the IPO, to advance SEP-479 and SEP-631 in clinical development, advance the development of SEP-204, continue to advance the other programs in our pipeline, and the remainder to fund working capital and other general corporate purposes. Except as described above, there have been no other material changes in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on October 25, 2024.

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Rule 10b5-1 Trading Plans

On July 13, 2026, Alan Ezekowitz, M.D., D.Phil., a member of our board of directors, adopted a pre-arranged trading plan for the sale, at the times and prices specified in the plan, of up to an aggregate of 100,000 shares of common stock held directly, which plan expires at the earlier of July 13, 2027 and the date upon which all authorized transactions thereunder are completed. Dr. Ezekowitz’s trading plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

On July 22, 2026, Gil M. Labrucherie, CFA, J.D., our Chief Financial Officer, adopted a pre-arranged trading plan for the sale, at the times and prices specified in the plan, of up to an aggregate of 95,750 shares (including shares issuable upon the exercise of option awards granted to Mr. Labrucherie and shares held indirectly in a trust), which plan expires at the earlier of July 31, 2027 and the date upon which all authorized transactions thereunder are completed. Mr. Labrucherie’s trading plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

On August 11, 2026, Jeffrey Finer, M.D., Ph.D., our Chief Executive Officer, adopted a pre-arranged trading plan for the sale, at the times and prices specified in the plan, of up to an aggregate of 192,000 shares of our common stock (comprised of shares issuable upon the exercise of option awards previously granted to Dr. Finer), which plan expires at the earlier of November 30, 2027 and the date upon which all authorized transactions thereunder are completed. Dr. Finer’s trading plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

On August 26, 2026, Samira Shaikhly, our Chief People Officer, adopted a pre-arranged trading plan for the sale, at the times and prices specified in the plan, of up to an aggregate of 57,958 shares of our common stock (comprised of shares issuable upon the exercise of option awards previously granted to Ms. Shaikhly), which plan expires at the earlier of October 29, 2027, and the date upon which all authorized transactions thereunder are completed. Ms. Shaikhly’s trading plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, and accordingly trading under this plan is not authorized to commence until after all transactions under Ms. Shaikhly’s previously adopted Rule 10b5-1 trading arrangement have been completed or have expired without execution.

On September 29, 2026, Liz Bhatt, M.S., M.B.A., our President and Chief Operating Officer, adopted a pre-arranged trading plan for the sale, at the times and prices specified in the plan, of up to an aggregate of 50,000 shares of our common stock (comprised of shares issuable upon the exercise of option awards previously granted to Ms. Bhatt), which plan expires at the earlier of December 31, 2027 and the date upon which all authorized transactions thereunder are completed. Ms. Bhatt’s trading plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, and accordingly, trading under this plan is not authorized to commence until after all transactions under Ms. Bhatt’s previously adopted Rule 10b5-1 trading arrangement have been completed or have expired without execution.

During the three months ended September 30, 2026, no other directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

(a) Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-42382	3.1	October 28, 2024
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-42382	3.2	October 28, 2024
10.1*¥	Amendment No. 1, dated as of September 10, 2026 to the Novo Collaboration Agreement, between the Registrant and Novo Nordisk A/S, dated as of May 13, 2025.
10.2*#†	Employment Agreement, by and between the Registrant and Rajiv Patni, M.D., dated as of July 28, 2026.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*+	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page formatted as Inline XBRL and contained in Exhibit 101

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

¥ Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the SEC because the Registrant has determined that the information is both not material and is the type that the Registrant treats as private or confidential.

(b) Financial Statement Schedules.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Septerna, Inc.

Date: November 09, 2026	By:	/s/ Jeffrey Finer, M.D., Ph.D.
Jeffrey Finer, M.D., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 09, 2026	By:	/s/ Gil M. Labrucherie, CFA, J.D.
Gil M. Labrucherie, CFA, J.D.
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)